Form 10-K
period 1993-12-31
AIRBORNE FREIGHT CORP /DE/
filed 1994-03-29
CIK 3000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

      For the fiscal year ended             Commission file number
           December 31, 1993                         1-6512

                       ----------------------------------

                          AIRBORNE FREIGHT CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                            91-0837469
      (State of Incorporation)        (I.R.S. Employer Identification No.)

                          Airborne Freight Corporation
                              3101 Western Avenue
                                  P.O. Box 662
                               Seattle, WA  98111
                    (Address of principal executive offices)

        Registrant's telephone number including area code: 206-285-4600

          Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each Exchange
        Title of each class                      on which Registered
        -------------------                      -------------------
Common Stock, Par Value                        New York Stock Exchange
$1.00 per share  Pacific Stock Exchange

6 3/4% Convertible Subordinated                New York Stock Exchange
Debentures Due August 15, 2001

Rights to Purchase Series A                    New York Stock Exchange
Cumulative Preferred Stock

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                 ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

         As of February 28, 1994, 19,472,603 shares (net of 315,150 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $710,562,300.(1)

                      Documents Incorporated by Reference

         Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

         Portions of the Proxy Statement for the 1994 Annual Meeting of Shareholders to be held April 26, 1994 are incorporated by reference into Part III.



(1) Excludes value of shares of Common Stock held of record by directors and executive officers at February 28, 1994. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

                          AIRBORNE FREIGHT CORPORATION
                          1993 FORM 10-K ANNUAL REPORT

                               Table of Contents



                                                                             Page
                                                                             ----
                                       Part I

Item 1.  Business                                                              1
Item 2.  Properties                                                           13
Item 3.  Legal Proceedings                                                    13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 4a. Executive Officers of the Registrant                                 14



                                       Part II

Item 5.  Market for Registrant's Common Equity and Related                    16
                 Stockholder Matters                                          16
Item 6.  Selected Financial Data                                              16
Item 7.  Management's Discussion and Analysis of Financial                    16
                 Condition and Results of Operations                          16
Item 8.  Financial Statements and Supplementary Data                          16
Item 9.  Changes in and Disagreements With Accountants on                     16
                 Accounting and Financial Disclosure



                                       Part III

Item 10. Directors and Executive Officers of the Registrant                   17
Item 11. Executive Compensation                                               17
Item 12. Security Ownership of Certain Beneficial Owners                      17
                 and Management
Item 13. Certain Relationships and Related Transactions                       17



                                       Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports                 18
                 on Form 8-K

                                     PART I

ITEM 1.   BUSINESS
- ------------------
a)       General Development of Business
         -------------------------------
         Airborne Freight Corporation (herein referred to as "Airborne Express" or the "Company", which reference shall include its subsidiaries and their assets and operations, unless the context clearly indicates otherwise) was incorporated in Delaware on May 10, 1968. The Company is an air express company and air freight forwarder that expedites shipments of all sizes to destinations throughout the United States and most foreign countries.

         The Company holds a certificate of registration issued by the United States Patent and Trademark Office for the service mark AIRBORNE EXPRESS. Most public presentation of the Company carries this name. The purpose of using this trade name is to more clearly communicate to the market place the primary nature of the business of the Company.

         ABX Air, Inc., the Company's principal wholly-owned subsidiary (herein referred to as "ABX" or the "Airline"), was incorporated in Delaware on January 22, 1980. ABX provides domestic express cargo service and cargo service to Canada. The Company is the principal customer of ABX for this service.

b)       Financial Information about Industry Segments
         ---------------------------------------------
         None

c)       Narrative Description of Business
         ---------------------------------
         Airborne Express provides door-to-door express delivery of small packages and documents throughout the United States and to and from most foreign countries. The Company also acts as an international and domestic freight forwarder for shipments of any size. The Company's strategy is to be the low cost provider of express services for high volume corporate customers.

Domestic Operations
- -------------------
         The Company's domestic operations primarily involve express door-to-door delivery of small packages and documents weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, electronic and computer parts, machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

         The Company's primary service is its overnight express product. This product, which comprised approximately 68% of the Company's domestic shipments during 1993, generally provides for before noon delivery on the next business day to most metropolitan cities in the United States. The Company also provides Saturday and holiday pickup and delivery service for most cities.

         The Company offers a deferred service product, Select Delivery Service ("SDS"), which provides for next afternoon or second day delivery. The SDS product expands the Company's product offering and introduces new customers to air express services. SDS service generally provides for shipments weighing five pounds or less to be delivered on a next afternoon basis with shipments weighing more than five pounds being delivered on a second day basis. SDS shipments, which comprised approximately 31% of total domestic shipments during 1993, are generally lower priced than the overnight express product reflecting the less time sensitive nature of the shipments.

         While the Company's domestic airline system is designed primarily to handle express shipments, any available capacity is also utilized to carry shipments which the Company would normally move on other carriers in its role as an air freight forwarder.

Pickup and Delivery
- -------------------
         The Company accomplishes its door-to-door pickup and delivery service using approximately 9,900 radio-dispatched delivery vans and trucks, of which approximately 3,600 are owned by the Company. Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

         The Company's facilities are linked to FOCUS, a proprietary freight tracking and message computer system which permits monitoring of overall system performance and allows the Company to ascertain the status of a specific shipment. FOCUS receives information in several ways including drivers' use of hand-held scanners which read bar-coded information on shipping documents. FOCUS provides many major customers direct access to the status of their shipments 24 hours a day through the use of their own computer systems.

         Because convenience is an important factor in attracting business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations. The Company has approximately 7,300 boxes in service.

Sort Facilities
- ---------------
         The Company's main sort center is located in Wilmington, Ohio. As express delivery volume has increased, the main sort center has been expanded. The sort center currently has the capacity to handle 830,000 pieces during the primary 2-1/2 hour nightly sort operation. On average, approximately 600,000 pieces were sorted each weekday night at the sort center during December 1993. In addition to the sort facilities, the Wilmington location consists of a Company-owned airpark (including airport facilities); maintenance, storage, training and refueling facilities; and operations and administrative offices.

         The Company also conducts a daylight sort operation at Wilmington. The day sort services SDS shipments weighing in excess of five pounds that are consolidated at certain regional hub facilities and either flown or trucked into or out of Wilmington.

         The operation of the Wilmington facility is critical to the Company's business. The inability to use the Wilmington airport, because of bad weather or other factors, would have a serious adverse effect on the Company's service. However, contingency plans, including landing at nearby airports and transporting packages to and from the sort center by truck, can be and have been implemented to address temporary inaccessibility of the Wilmington airport.

         In addition to the main sort facility at Wilmington, ten regional hub facilities have been established primarily to sort shipments originating and having a destination within approximately a 300 mile radius of a regional hub.

         In December 1993, approximately 65% and 13% of total shipment weight was handled through the night sort and day sort operations at Wilmington, respectively, with the remaining 22% being handled exclusively by the regional hubs.

Shipment Routing
- ----------------
         The logistical means of moving a shipment from its origin to destination are determined by several factors. Shipments are routed differently depending on shipment product type, weight, geographic distances between origin and destination, and locations of Company stations relative to the locations of sort facilities. Shipments generally are moved between stations and sort facilities on either Company aircraft or contracted trucks. Certain shipments are transported airport-to-airport on commercial air carriers.

         Overnight express shipments and SDS shipments weighing five pounds or less are picked up by local stations and generally consolidated with other stations' shipments at Company airport facilities. Shipments that are not serviced through regional hubs are loaded on Company aircraft departing each weekday evening from various points within the United States and Canada. These aircraft may stop at other airports to permit additional locations and feeder aircraft to consolidate their cargo onto the larger aircraft before completing the flight to the Wilmington hub. The aircraft are scheduled to arrive at Wilmington between approximately 11:30 p.m. and 3:00 a.m. at which time the shipments are sorted and reloaded. The aircraft are scheduled to depart before 6:30 a.m. and return to their applicable destinations in time to complete scheduled next business morning or next afternoon service commitments. The Wilmington hub also receives shipments via truck from selected stations in the vicinity of the Wilmington hub for integration with the nightly sort process.

         For the daylight sort operation, three aircraft return to Wilmington from overnight service destinations on Tuesday through Friday. These aircraft, and trucks from six regional hubs, arrive at Wilmington between 10:00 a.m. and noon, at which time shipments are sorted and reloaded on the aircraft or trucks by 3:00 p.m. for departure and return to their respective destinations.

         The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both overnight express and SDS shipments. This sort is supported both by Company aircraft and by trucks.

Aircraft
- --------
         The Company acquires and utilizes used aircraft manufactured in the late 1960s and early 1970s. Upon acquisition, the aircraft are substantially modified by the Company. At the end of 1993, the Company's in-service fleet consisted of a total of 90 aircraft, including 26 DC-8s (consisting of 10 series 61, 6 series 62 and 10 series 63), 53 DC-9s (consisting of 2 series 10, 37 series 30 and 14 series 40), and 11 YS-11 turboprop aircraft. The Company owns the majority of the aircraft it operates, but has completed sale-leaseback transactions with respect to six DC-8 and six DC-9 aircraft. In addition, approximately 50 smaller aircraft are chartered nightly to connect small cities with Company aircraft that then operate to and from Wilmington.

         At year end 1993, the nightly lift capacity of the system was about
2.8 million pounds versus approximately 2.4 million pounds and 2.1 million pounds at the end of 1992 and 1991, respectively. Over the past several years the Company's utilization of available lift capacity has exceeded 80%.

         In response to increased public awareness regarding the operation of older aircraft, the Federal Aviation Administration ("FAA") has mandated additional maintenance requirements for certain aircraft, including the type operated by the Company. These maintenance requirements were substantially completed by December 1993 for the Company's DC-8 aircraft. As of the end of 1993 the Company had completed this required maintenance on 48 DC-9 series aircraft. This maintenance is required to be completed by September 1994. The Company believes these maintenance requirements for remaining aircraft can be accomplished without materially impacting operations or the financial position of the Company. However, the FAA may, in the future, impose additional requirements with respect to maintenance procedures and practices for aircraft and engines of the type operated by the Company or interpret existing rules in a manner which could have a material adverse effect on the Company's operations and financial position.

         The Company is periodically required to retrofit certain aircraft equipment and subsystems in accordance with mandated FAA requirements. Presently, the Company is seeking a waiver from the FAA with regard to the date by which installation of certain instrumentation on its YS-11 aircraft must be accomplished. If the FAA denies the Company's request, the Company believes it can comply with the FAA requirement without disrupting the Company's flight schedules.

         In accordance with federal law and FAA regulations, only subsonic turbojet aircraft classified as Stage 2 or 3 by the FAA may be operated in the United States. Generally, Stage 3 aircraft produce less noise than a comparable Stage 2 aircraft. As of December 31, 1993, 26 of the Company's turbojet aircraft (16 DC-8 and 10 DC-9 aircraft) are Stage 3 aircraft, the balance being Stage 2 aircraft.

         In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Noise Act") which, among other things, requires turbojet aircraft weighing in excess of 75,000 pounds and operating in the United States (the type DC-8 and DC-9 aircraft operated by the Company) to comply with Stage 3 noise emission standards on or before December 31, 1999. The Company's YS-11 turboprop aircraft are not subject to these requirements. The Secretary of Transportation may grant a waiver from this provision to allow up to 15% of an air carrier's Stage 2 fleet to be operated until December 31, 2003. In accordance with the Noise Act, the FAA, acting under delegated authority, has issued regulations establishing interim compliance deadlines. These rules require air carriers to reduce the base level of Stage 2 aircraft they operate 25% by December 31, 1994; 50% by December 31, 1996; and 75% by December 31, 1998. Under limited circumstances, the Secretary of Transportation may grant an operator a waiver from these interim compliance deadlines. As of December 31, 1993 the Company accomplished a reduction of its base level aircraft of approximately 24% and expects to meet or exceed the compliance percentage at the first interim compliance deadline of December 31, 1994.

         In addition, the Noise Act and the implementing FAA Regulations prohibit a U.S. air carrier from importing into the United States and thereafter operating Stage 2 aircraft unless the aircraft were under contract prior to November 5, 1990. The Company believes that most, if not all of the aircraft which were subject to contracts executed prior to November 5, 1990 and placed into service after the passage of the Noise Act will be permitted to be operated as Stage 2 aircraft subject to the interim and final Stage 2 aircraft phase-out compliance deadlines. In addition to FAA regulation, certain local airports also regulate noise compliance. See "Business - Regulation".

         The Company, in conjunction with several other companies, has developed, tested and received certification of noise suppression technology known as hush kits for its DC-9 series aircraft, which meet FAA Stage 3 requirements. Both of the Company's DC-9-10 series aircraft and eight of the Company's DC-9-30 series aircraft meet Stage 3 requirements. The estimated capital cost for Stage 3 hush kits is approximately $1.1 million for each DC-9 series aircraft. The Company has installed hush kits designed to satisfy Stage 3 compliance requirements on all of its DC-8-62 and DC-8-63 series aircraft.
In early 1994, firms under contract to the Company obtained FAA certification for hush kits and other required modifications designed to meet Stage 3 noise standards for the Company's DC-8-61 aircraft. The estimated capital cost for these hush kits and related hardware is approximately $4.0 million per aircraft.

International Operations
- ------------------------
         The Company provides international express door-to-door delivery and a variety of freight services. These services are provided in most foreign countries on an inbound and outbound basis through a network of Airborne offices and independent agents. Most international deliveries are accomplished within 24 to 96 hours of pickup.

         The Company's international express service is intended for the movement of non-dutiable and certain dutiable shipments weighing less than 99 pounds. The Company's international freight service handles heavier weight shipments on either an airport-to-airport, door-to-airport or door-to-door basis.

         The Company's strategy is to use a variable-cost approach in delivering and expanding international services to its customers. This strategy uses existing commercial airline lift capacity in connection with the Company's domestic network to move shipments to overseas destinations. Additionally, exclusive service arrangements with independent freight and express agents have been entered into to accommodate shipments in locations not currently served by Company-owned operations. The Company believes there are no significant service advantages which would justify the operation of its own aircraft on international routes or significant investment in additional offshore facilities or ground operations. In order to expand its business at a reasonable cost, the Company continues to explore possible joint venture agreements, similar to its arrangement with Mitsui & Co., Ltd. in Japan, which combine the Company's management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners.

         The Company's domestic stations are staffed and equipped to handle international shipments to or from almost anywhere in the world. In addition to its extensive domestic network, the Company operates its own offices in the Far East, Australia, New Zealand, and the United Kingdom. The Company's freight and express agents worldwide are connected to FOCUS, Airborne's on-line communication network. The Company is capable of providing its customers with immediate access to the status of shipments via FOCUS almost anywhere in the world.

Customers and Marketing
- -----------------------
         The Company's primary domestic strategy focuses on express services for high volume corporate customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries. As of December 31, 1993, the Company serviced approximately 356,000 active customer shipping locations.

         The Company determines prices for any particular domestic express customer based on competitive factors, anticipated costs, shipment volume and weight, and other considerations. The Company believes that it generally offers prices that are competitive with, or lower than, prices quoted by its principal competitors for comparable services.

         The Company has historically marketed the overnight express service as its primary domestic product. However, the Company believes its SDS product represents an attractive opportunity to expand its customer product offering and generate incremental revenues utilizing its existing network. SDS is a lower yielding product than the Company's overnight product and could result in conversion of certain shipments which may have otherwise been handled on an overnight basis.

         Internationally, the Company's marketing strategy is to target the outbound express and freight shipments of U.S. corporate customers, and to sell the inbound service of the Company's distribution capabilities in the United States.

         Both in the international and domestic markets, the Company believes that its customers are most effectively reached by a direct sales force, and accordingly, does not currently engage in mass media advertising. Domestic sales representatives are responsible for selling both domestic and international express shipments. In addition, the International Division has its own dedicated direct sales organization for selling international freight service.

         The Company's sales force currently consists of approximately 290 domestic representatives and approximately 80 international specialists. The Company's sales efforts are supported by the Marketing and International Divisions, based at the Company headquarters. Senior management is also active in marketing the Company's services to major accounts.

         Value-added services continue to be important factors in attracting and retaining customers. Accordingly, the Company is automating more of its operations to make the service easier for customers to use and to provide them with valuable management information. The Company believes that it is generally competitive with other express carriers in terms of reliability, value-added services and convenience.

         For many of its high volume customers, the Company offers a metering device, called LIBRA II, which is installed at the customer's place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels and provides a daily shipping report. At year end 1993, the system was in use at approximately 5,500 domestic customer locations and a number of selected international customer locations. Use of LIBRA II not only benefits the customer directly, but also lowers the Company's operating costs, since LIBRA II shipment data is transferred into the Airborne FOCUS shipment tracking system automatically, thus avoiding duplicate data entry.

         "Customer Linkage", an electronic data interchange ("EDI") program developed for Airborne's highest volume shippers, allows customers, with their computers, to create shipping documentation at the same time they are entering orders for their goods. At the end of each day, shipping activities are transmitted electronically to the Airborne FOCUS system where information is captured for shipment tracking and billing purposes. Customer Linkage benefits the customer by eliminating repetitive data entry and paperwork and also lowers the Company's operating costs by eliminating manual data entry. EDI also includes electronic invoicing and payment remittance processing. During 1992, the Company introduced a software program known as Quicklink, which significantly reduces programming time required by customers to take advantage of linkage benefits.


         The Company offers a number of special logistics programs to customers through its Advanced Logistics Services Corp. ("ALS") subsidiary. This subsidiary, established in 1993, operates the Company's Stock Exchange and Hub Warehousing and other logistics programs. These programs provide customers the ability to maintain inventories which can be managed either by Company or customer personnel. Items inventoried at Wilmington can be delivered utilizing either the Company's airline system or, if required, commercial airlines on a next-flight-out basis. ALS' Central Print program allows information to be sent electronically to customer computers located at Wilmington where Company personnel monitor printed output and ship the material according to customer instructions. The Company also offers a Regional Warehousing program where customer inventories are managed by the Company at any of over 40 locations around the United States and Canada.

         In addition, the Company's Sky Courier business provides next-plane-out service at premium prices.

         The Company has obtained ISO 9000 certification for its Chicago, Philadelphia and London stations and its Seattle Headquarters. The ISO 9000 is a quality program developed by the International Standards Organization ("ISO"), based in Geneva, Switzerland. This organization provides a set of international standards on quality management and quality assurance presently recognized in 91 countries. The certification is an asset in doing business worldwide and provides evidence of the Company's commitment to excellence and quality. The Company expects to certify additional facilities over the next several years.

Competition
- -----------
         The market for the Company's services has been and is expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide reliable pickup and delivery, and value-added services.

         Federal Express continues to be the dominant competitor in the domestic express business, followed by United Parcel Service. Airborne Express currently ranks third in shipment volume behind these two companies in the domestic express business. Other domestic express competitors include the U.S. Postal Service's Express Mail Service and several other transportation companies offering next morning delivery service. The Company also competes to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

         The Company increased rates in March 1993 by approximately 5% on domestic business that was not under a time-definite contract, resulting in an overall yield improvement of approximately 2%. This was the first domestic rate increase in four years. Although still very competitive, the domestic pricing environment improved during 1993 resulting in relatively stable yields.

         The Company believes it is important to maintain an active capital expansion program to improve service and increase productivity as its volume of shipments increases. However, the Company has significantly less capital resources than its two primary competitors.

         In the international markets, in addition to Federal Express and United Parcel Service, the Company competes with DHL, TNT and other air freight forwarders or carriers and most commercial airlines.

Employees
- ---------
         As of December 31, 1993, the Company and its subsidiaries had approximately 9,500 full-time employees and 6,300 part-time and casual employees. Approximately 4,100 full-time employees (including the Company's pilots) and 2,800 part-time and casual employees are employed under union contracts, primarily with locals of the International Brotherhood of Teamsters and Warehousemen.

         Labor agreements for the Company's ground personnel are for three-year terms with most agreements expiring in 1994. The Company's pilots are covered by a contract which is amendable in 1995.

Subsidiaries
- ------------
         The Company has the following wholly-owned subsidiaries:

         1. ABX Air, Inc., a Delaware corporation, owns and operates the Airline. Its wholly-owned subsidiaries are as follows:

                 a) Wilmington Air Park, Inc., a Ohio corporation, is the owner of the Wilmington airport property (Airborne Air Park).

                 b) Airborne FTZ, Inc., a Ohio corporation, is the holder of a foreign trade zone certificate at the Wilmington airport property.

                 c) Aviation Fuel, Inc., a Ohio corporation, purchases and sells aviation and other fuels.

                 d) Advanced Logistics Services Corp., a Ohio corporation, provides customized warehousing, inventory management and shipping services.

                 e) Sound Suppression, Inc., a Ohio corporation with no current operating activities.

         2. Awawego Delivery, Inc., a New York corporation, holds trucking rights in New York and Connecticut.

         3. Airborne Forwarding Corporation, a Delaware corporation doing business as Sky Courier, provides expedited courier service.

         4. Airborne Freight Limited, a New Zealand corporation, provides air express and air freight services.

Regulation
- ----------
         The Company's operations are subject to various regulations including regulation by the United States Department of Transportation ("DOT"), the FAA, the Interstate Commerce Commission, and various state, local and foreign authorities.

         The DOT, under the Federal Aviation Act, grants air carriers the right to engage in domestic and international air transportation. The DOT issues certificates to engage in air transportation if the carrier is a U.S. citizen, as defined by the Act, and possesses the financial and managerial fitness necessary to hold such certificates. The DOT has the authority to modify, suspend or revoke such certificates for cause, including failure to comply with the Federal Aviation Act or the DOT regulations. The Company believes it possesses all necessary DOT-issued certificates to conduct its operations.

         The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance and communications. The FAA issues operating certificates to carriers who possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft which meets the requirements for aircraft design and maintenance. The Company believes it holds all airworthiness and other FAA certificates required for the conduct of its business, although the FAA has the power to suspend or revoke such certificates for cause, including failure to comply with the Federal Aviation Act.

         The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. Prior to passage of the Noise Act, certain airports adopted regulations including restrictions on aircraft operations, such as curfews during late night and early morning hours, noise budgets or mandatory use of Stage 3 aircraft, many of which are grandfathered under the Noise Act. Other airports have proposed and may adopt similar noise restrictions. The Noise Act provides that airports proposing restrictions on Stage 2 aircraft operations must provide interested parties a minimum of 180 days advance notice of such regulations and the opportunity to comment thereon. Thereafter, the airport may impose such noise regulations subject to the requirements of existing federal law. The Noise Act further provides that airports that fail to provide the required notice and opportunity to comment will be deemed ineligible for federal airport grant funds or the authority to impose passenger facility charges. With respect to Stage 3 aircraft restrictions, the Noise Act provides that no such restrictions may be imposed unless the airport either obtains the consent of all aircraft operators serving the airport or obtains FAA approval to impose such restrictions. Noncompliance with these rules will also result in the loss of federal funding and eligibility to impose passenger facility charges. The Company believes the operation of its aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, if more stringent aircraft operating regulations were adopted on a widespread basis, the Company might be required to expend substantial sums, make schedule changes or take other actions. See "Business - Domestic Operations - Aircraft."

         The Company's aircraft currently meet all know requirements for emission levels. However, under the Clear Air Act, individual states or the Federal Environmental Protection Agency (the "EPA") may adopt regulations requiring the reduction in emissions for one or more localities based on the measured air quality at such localities. The EPA has proposed regulations for portions of California calling for emission reductions by the year 2005. There can be no assurance that if such regulations are adopted in the future or changes in existing laws or regulations are promulgated that such laws or rules would not have a material adverse effect on the Company.

         Under currently applicable federal aviation law, the Company's airline subsidiary could cease to be eligible to operate as an all-cargo carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens or the Airline was not effectively controlled by U.S. citizens. Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-thirds of the directors and officers of an air carrier must be U.S. citizens. The Company has entered into a Rights Agreement designed, in part, to discourage a single foreign person from acquiring 20% or more, and foreign persons in the aggregate from acquiring 25% or more, of the Company's outstanding voting stock without the approval of the Board of Directors. To the best of the Company's knowledge, foreign stockholders do not control more than 25% of the outstanding voting stock. Two of the Company's officers are not U.S. citizens.


         The Company believes that its current operations are substantially in compliance with the numerous regulations to which its business is subject; however, various regulatory authorities have jurisdiction over significant aspects of the Company's business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on the Company's operations.

Financial Information Regarding International and Domestic Operations
- ---------------------------------------------------------------------
         Financial information relating to foreign and domestic operations for each of the three years in the period ended December 31, 1993 is presented in Note L (Segment Information) of the Notes to Consolidated Financial Statements appearing in the 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.   PROPERTIES
- --------------------
         The Company leases general and administrative office facilities located in Seattle, Washington.

         At year end the Company maintained 232 domestic and 22 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.

         The Company owns the airport at the Airborne Air Park, in Wilmington, Ohio. The airport currently consists of a runway, taxi-ways, aprons, buildings serving as aircraft and equipment maintenance facilities, a sort facility, storage facilities, a training center, and operations and administrative offices. The Company has in progress a significant expansion of the airpark which includes construction of a second runway, taxiways, two roadway tunnels under the taxiways and several other facilities. This expansion should be substantially completed during 1995.

         Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes E and F of the Notes to Consolidated Financial Statements appearing in the 1993 Annual Report to Shareholders and is incorporated herein by reference.

         The Company believes its existing facilities are adequate to meet current needs.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------
         None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------
         None

ITEM 4a.   EXECUTIVE OFFICERS OF THE REGISTRANT

                                                   Positions and Offices Presently
         Name                     Age              Held and Business Experience
         ----                     ---              ----------------------------
Robert S. Cline                   56               Chairman and Chief Executive Officer
                                           (1984 to date); Vice Chairman and Chief
                                           Financial Officer (1978 to 1984); Executive
                                           Vice President and Chief Financial Officer
                                           (1973 to 1978); Senior Vice President,
                                           Finance (1970 to 1973); Vice President,
                                           Finance (1968 to 1970); Vice President,
                                           Finance, Pacific Air Freight, Inc. (1966
                                           to 1968)

Robert G. Brazier                 56               President and Chief Operating Officer
                                           (1978 to date); Executive Vice President
                                           and Chief Operating Officer (1973 to 1978);
                                           Senior Vice President, Operations (1970 to
                                           1973); Vice President, Operations (1968 to
                                           1970); Vice President, Sales and Operations,
                                           Pacific Air Freight, Inc. (1964 to 1968)

Roy C. Liljebeck                  56               Chief Financial Officer (1984 to
                                           date); Executive Vice President, Finance
                                           Division (1979 to date); Senior Vice
                                           President (1973 to 1979); Treasurer (1968
                                           to 1988)

Kent W. Freudenberger             53               Executive Vice President, Marketing
                                           Division (1980 to date); Senior Vice
                                           President (1978 to 1980); Vice President
                                           (1973 to 1978)

Raymond T. Van Bruwaene           55               Executive Vice President, Field
                                           Services Division (1980 to date); Senior
                                           Vice President (1978 to 1980); Vice
                                           President (1973 to 1978)

John J. Cella                     53               Executive Vice President,
                                           International Division (1985 to date);
                                           Senior Vice President, International
                                           Division (1982 to 1985); Vice President,
                                           International Division (1981 to 1982);
                                           Vice President, Far East (1971 to 1981)

Carl D. Donaway                   42               President and Chief Executive
                                           Officer, ABX Air, Inc. (1992 to date);
                                           Vice President, Business Analysis (1992);
                                           Vice President, Customer Support (1990 to
                                           1992); Director, Customer Support (1988
                                           to 1990)

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- ----------------------------------------------------------------
STOCKHOLDERS MATTERS
- --------------------
         The response to this Item is contained in the 1993 Annual Report to Shareholders and the information contained therein is incorporated by reference.

         On February 28, 1993 there were approximately 1,497 shareholders of record of the Common Stock of the Company based on information provided by the Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA
- ---------------------------------
         The response to this Item is contained in the 1993 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------
         The response to this Item is contained in the 1993 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------
         The response to this Item is contained in the 1993 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------
         None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------------------------------------------------------------
         The response to this Item is contained in part in the Proxy Statement for the 1994 Annual Meeting of Shareholders under the captions "Election of Directors" and "Exchange Act Compliance" and the information contained therein is incorporated herein by reference.

         The executive officers of the Company are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of the Company. Additional information regarding executive officers is set forth in Part I, Item 4a.

ITEM 11.   EXECUTIVE COMPENSATION
- ---------------------------------
         The response to this Item is contained in the Proxy Statement for the 1994 Annual Meeting of Shareholders under the caption "Executive Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------------------------------------------------------------------------
         The response to this Item is contained in the Proxy Statement for the 1994 Annual Meeting of Shareholders under the captions "Voting at the Meeting" and "Stock Ownership of Management" and the information contained therein is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- ---------------------------------------------------------
         The response to this Item is contained in the Proxy Statement for the 1994 Annual Meeting of Shareholders under the caption "Board of Directors and Committees" and the information contained therein is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
(a)1.    Financial Statements
         --------------------
         The following consolidated financial statements of Airborne Freight Corporation and its subsidiaries as contained in its 1993 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

                          Consolidated Statements of Net Earnings

                          Consolidated Balance Sheets

                          Consolidated Statements of Cash Flows

                          Notes to Consolidated Financial Statements

                          Independent Auditors' Report

(a)2.    Financial Statement Schedules                                       Page
- --------------------------------------                                       ----
         Schedule V - Property and Equipment                                  26

         Schedule VI - Accumulated Depreciation and Amortization
         of Property and Equipment                                            28

         Schedule VIII - Valuation and Qualifying Accounts                    30

         Schedule IX - Short-Term Borrowings                                  31

         Schedule X - Supplementary Income Statement Information              32


All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


(a)3.    Exhibits
- -----------------
         A)      The following exhibits are filed with this report:

EXHIBIT NO. 3    Articles of Incorporation and By-laws
- ------------------------------------------------------
         3(a)    The Restated Certificate of Incorporation of the Company,
                 dated as of August 4, 1987 (incorporated herein by reference from Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1987).

         3(b) The By-laws of the Company as amended to February 1, 1988 (incorporated herein by reference from Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1987).

EXHIBIT NO. 4    Instruments Defining the Rights of Security Holders
- --------------------------------------------------------------------

Including Indentures
- --------------------
         4(a) Indenture dated as of September 4, 1986, between the Company and Peoples National Bank of Washington (now U.S. Bank of Washington), as trustee, relating to $25 million of the Company's 10% Senior Subordinated Notes due 1996 (incorporated by reference from Exhibit 4(c) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-6043, filed with the Securities and Exchange Commission on September 3, 1986).

         4(b) Note Purchase Agreement dated September 3, 1986 among the Company and the original purchasers of the Company's 10% Senior Subordinated Notes due 1996 (incorporated by reference from Exhibit 4(d) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-6043, filed with the Securities and Exchange Commission on September 3, 1986).

         4(c) Indenture dated as of August 15, 1991, between the Company and Bank of America National Trust and Savings Association, as Trustee, with respect to the Company's 6-3/4% Convertible Subordinated Debentures due August 15, 2001 (incorporated herein by reference from Exhibit 4(i) to Amendment No. 1 to the Company's Registration Statement on Form S-3 No. 33-42044 filed with the Securities and Exchange Commission on August 15, 1991).

         4(d) Indenture dated as of December 3, 1992, between the Company and Bank of New York, as trustee, relating to the Company's 8-7/8% Notes due 2002 (incorporated herein by reference from Exhibit 4(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

         4(e) Rights Agreement, dated as of November 20, 1986 between the Company and First Jersey National Bank (predecessor to First Interstate Bank, Ltd.), as Rights Agent (incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

         4(f) Certificate of Designation of Series A Participating Cumulative Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualification, Limitations and Restrictions of Such Series of Preferred Stock of the Company (incorporated by reference from Exhibit 2 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

         4(g) Form of Right Certificate relating to the Rights Agreement (see 4(e) above, incorporated by reference from Exhibit 3 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

         4(h) Letter dated January 5, 1990, from the Company to First Interstate Bank, Ltd. ("FIB"), appointing FIB as successor Rights Agent under the Rights Agreement dated as of November 20, 1986, between the Company and The First Jersey National Bank (incorporated by reference from Exhibit 4(c) to the Company's Form 10-K for the year ended December 31, 1989).

         4(i) Amendment to Rights Agreement entered into as of January 24, 1990, between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(d) to the Company's Form 10-K for the year ended December 31, 1989).

         4(j) Third Amendment to Rights Agreement entered into as of November 6, 1991 between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(a) to the Company's Form 10-K for the year ended December 31, 1991).

         4(k) 6.9% Cumulative Convertible Preferred Stock Purchase Agreement dated as of December 5, 1989, among the Company, Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., and Tonami Transportation Co., Ltd. (incorporated herein by reference from Exhibit 4(b) to the Company's Form 10-K for the year ended December 31,
                 1989).

         4(k)(i) Amendments to the above Stock Purchase Agreement irrevocably waiving all demand registration rights, relinquishing the right of Mitsui & Co., Ltd. to designate a representative to Airborne's Board of Directors, and resignation of T. Kokai from said Board (incorporated herein by reference from Amendment No. 1 to Schedule 13D of Mitsui & Co., Ltd. Intermodal Terminal, Inc. (assignee of Mitsui & Co. (USA) Inc.) and Tonami Transportation Co., Ltd., filed with the Securities & Exchange Commission on December 21, 1993).

         4(l) Certificate of Designation of Preferences of Preferred Shares of Airborne Freight Corporation, as filed on January 26, 1990, in the Office of the Secretary of the State of Delaware (incorporated herein by reference from Exhibit 4(a) to the Company's Form 10-K for the year ended December 31, 1989).

EXHIBIT NO. 10 Material Contracts
- ---------------------------------

Executive Compensation Plans and Agreements
- -------------------------------------------
         10(a) 1979 Airborne Freight Corporation Key Employee Stock Option and Stock Appreciation Rights Plan, as amended through February 2, 1987 (incorporated by reference from Exhibit 10(d) to the Company's Form 10-K for the year ended December 31,
                 1986).

         10(b) 1983 Airborne Freight Corporation Key Employee Stock Option and Stock Appreciation Rights Plan, as amended through February 2, 1987 (incorporated by reference from Exhibit 10(c) to the Company's Form 10-K for the year ended December 31,
                 1986).

         10(c) 1989 Airborne Freight Corporation Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated herein by reference from Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1989).

         10(d) 1994 Airborne Freight Corporation Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated herein by reference from the Addendum to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

         10(e) Airborne Freight Corporation Directors Stock Option Plan (incorporated herein by reference from the Addendum to the Company's Proxy Statement for the 1991 Annual Meeting of Shareholders).

         10(f) Airborne Express Executive Deferral Plan dated January 1, 1992 (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1991).

         10(g) Airborne Express Supplemental Executive Retirement Plan dated January 1, 1992 (incorporated by reference from Exhibit 10(c) to the Company's Form 10-K for the year ended December 31,
                 1991).

         10(h) Airborne Express 1993 Executive Management Incentive Compensation Plan.

         10(i) Employment Agreement dated December 15, 1983, as amended November 20, 1986, between the Company and Mr. Robert G. Brazier, President and Chief Operating Officer (incorporated by reference from Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1986). Identical agreements exist between the Company and the other six executive officers.

         10(j) Employment Agreement dated November 20, 1986 between the Company and Mr. Lanny H. Michael, then Vice President, Treasurer and Controller (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1986). Identical agreements exist between the Company and 25 other officers of the Company. In addition, the Company's principal subsidiary, ABX Air, Inc., has entered into substantially identical agreements with seven of its officers.

                 Other Material Contracts
                 ------------------------
         10(k) $240,000,000 Revolving Loan Facility dated as of November 19, 1993 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC Inc., Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York, NBD Bank, N.A., as banks and Wachovia Bank of Georgia, N.A., as agent.

         10(l) Letter dated December 5, 1989, to the Company from Mitsui & Co., Ltd. ("Mitsui"), relating to Mitsui's commitment to provide the Company and ABX Air, Inc., a $100 million aircraft financing facility, as modified by that certain Supplement thereto entered into as of March 15, 1990 (incorporated herein by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1989).

         10(m) Shareholders Agreement entered into as of February 7, 1990, among the Company, Mitsui & Co., Ltd., and Tonami Transportation Co., Ltd., relating to joint ownership of Airborne Express Japan, Inc. (incorporated herein by reference from Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1989).

EXHIBIT NO. 11   Statement Re Computation of Per Share Earnings
- ---------------------------------------------------------------
         11      Statement re computation of earnings per share

EXHIBIT NO. 12   Statements Re computation of Ratios
- ----------------------------------------------------
         12      Statement re computation of ratio of senior long-term debt and total long-term debt to total capitalization

EXHIBIT NO. 13   Annual Report to Security Holders
- --------------------------------------------------
         13      Portions of the 1993 Annual Report to Shareholders of Airborne
                 Freight Corporation

EXHIBIT NO. 21   Subsidiaries of the Registrant
- -----------------------------------------------
         21      The subsidiaries of the Company are listed on page 10 & 11 of this report on Form 10-K for the year ended December 31, 1993.

EXHIBIT NO. 23   Consents of Experts and Counsel
- ------------------------------------------------
         23      Independent Auditors' Consent and Report on Schedules

         All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K
         -------------------
                 None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AIRBORNE FREIGHT CORPORATION


                                           By /S/ ROBERT S. CLINE
                                           ----------------------------------
                                           Robert S. Cline
                                           Chief Executive Officer


                                           By /S/ ROBERT G. BRAZIER
                                           ----------------------------------
                                           Robert G. Brazier
                                           Chief Operating Officer


                                           By /S/ ROY C. LILJEBECK
                                           ----------------------------------
                                           Roy C. Liljebeck
                                           Chief Financial Officer


                                           By /S/ LANNY H. MICHAEL
                                           ---------------------------------
                                           Lanny H. Michael
                                           Treasurer and Controller


Date:  March 28, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/S/ ANCIL H. PAYNE                         /S/ HAROLD M. MESSMER, JR.
- ----------------------------------         ----------------------------------
Ancil H. Payne (Director)                  Harold M. Messmer, Jr. (Director)


/S/ ROBERT G. BRAZIER                      /S/ RICHARD M. ROSENBERG
- ----------------------------------         ----------------------------------
Robert G. Brazier (Director)               Richard M. Rosenberg (Director)


/S/ ROBERT S. CLINE
- ----------------------------------
Robert S. Cline (Director)

                          AIRBORNE FREIGHT CORPORATION
                                AND SUBSIDIARIES
                      SCHEDULE V - PROPERTY AND EQUIPMENT
                                 (In thousands)

 Column A                           Column B         Column C      Column D         Column E          Column F
 --------                           --------         --------      --------         --------          --------
                                    Balance at                                    Other Changes
                                    beginning       Additions                       Additions         Balance at
 Classifications                    of period        at cost      Retirements      (Deductions)     end of period
 ---------------                    ---------       ---------     -----------      ------------     -------------
 Year Ended December 31, 1993:

    Flight Equipment               $  770,766       $ 89,840       $11,432         $    -            $  849,174
    Land, Buildings and
      Leasehold Improvements          114,738         13,392           273              -               127,857
    Package Handling & Ground
      Support Equipment               105,262         10,393         6,367              -               109,288
    Vehicles and Other
      Equipment                       136,245         22,713         6,272              -               152,686
                                   ----------       --------       -------         ----------        ----------
       TOTALS                      $1,127,011       $136,338       $24,344         $    -            $1,239,005
                                   ==========       ========       =======         ==========        ==========

 Year Ended December 31, 1992:

    Flight Equipment               $  588,517       $188,810       $ 6,561         $   -             $  770,766
    Land, Buildings and
      Leasehold Improvements          100,234         15,018           514             -                114,738
    Package Handling & Ground
      Support Equipment                98,109          8,698         1,545             -                105,262
    Vehicles and Other
      Equipment                       125,844         21,090        10,689             -                136,245

                                    ---------      ---------      ---------     ----------     ----------
       TOTALS                       $ 912,704      $ 233,616      $  19,309     $    -         $1,127,011
                                    ---------      ---------      ---------     ----------     ----------


 Year Ended December 31, 1991:

    Flight Equipment                $ 378,819      $ 218,143      $   8,445     $    -         $  588,517
    Land, Buildings and
      Leasehold Improvements           74,069         27,456          1,291          -            100,234
    Package Handling & Ground
      Support Equipment                93,842         15,396         11,129          -             98,109
    Vehicles and Other
      Equipment                       109,897         31,520         15,573          -            125,844
                                    ---------      ---------      ---------     ----------     ----------
       TOTALS                       $ 656,627      $ 292,515      $  36,438     $    -         $  912,704
                                    =========      =========      =========     ==========     ==========

                         AIRBORNE FREIGHT CORPORATION
                               AND SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                                 (In thousands)


 Column A                                   Column B       Column C       Column D        Column E        Column F
 --------                                   --------       --------       --------        --------        --------
                                            Balance at                                  Other Changes    Balance at
                                            beginning     Additions                       Additions         end
 Classifications                            of period     at cost       Retirements     (Deductions)     of period
 ---------------                            ---------     ---------     ----------       ----------      ----------
                                                           C>
 Year Ended December 31, 1993:
    Flight Equipment                        $237,135      $ 75,174        $    312      $  -              $311,997
    Land, Buildings and
      Leasehold Improvements                  26,860         7,767             216         -                34,411
    Package Handling & Ground
      Support Equipment                       45,897        12,932           6,323         -                52,506
    Vehicles and Other
      Equipment                               86,182        25,801           5,855         -               106,128
                                            --------      --------        --------      --------          --------
       TOTALS                               $396,074      $121,674        $ 12,706      $  -              $505,042
                                            ========      ========        ========      ========          ========
 Year Ended December 31, 1992:
    Flight Equipment                        $177,032      $ 61,152        $  1,049      $  -              $237,135
    Land, Buildings and
      Leasehold Improvements                  20,301         7,039             480         -                26,860
    Package Handling & Ground
      Support Equipment                       34,895        12,482           1,480         -                45,897
    Vehicles and Other



      Equipment                         67,327        28,593         9,738        -            86,182
                                      --------      --------      --------     --------      --------
       TOTALS                         $299,555      $109,266      $ 12,747     $  -          $396,074
                                      ========      ========      ========     ========      ========

 Year Ended December 31, 1991:
    Flight Equipment                  $130,356      $ 46,676      $   -        $  -          $177,032
    Land, Buildings and
      Leasehold Improvements            16,209         5,291         1,199        -            20,301
    Package Handling & Ground
      Support Equipment                 34,571        11,369        11,045        -            34,895
    Vehicles and Other
      Equipment                         55,618        25,782        14,073        -            67,327
                                      --------      --------      --------     --------      --------
       TOTALS                         $236,754      $ 89,118      $ 26,317     $  -          $299,555
                                      ========      ========      ========     ========      ========


                          AIRBORNE FREIGHT CORPORATION
                                AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


           Column A                                  Column B       Column C     Column D      Column E
         -----------                                 --------       --------     --------      --------
                                                                    Additions
                                                     Balance at     Charged to                 Balance at
                                                     Beginning      Costs and                    End
         Description                                 of Period      Expenses    Deductions     of Period
         -----------                                 --------       --------    ---------      ---------
 DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
 1.  Allowance for doubtful accounts -
         Year Ended December 31, 1993                $6,801         $11,660      $11,536        $6,925
         Year Ended December 31, 1992                $6,854         $ 9,574      $ 9,627        $6,801
         Year Ended December 31, 1991                $6,942         $ 9,685      $ 9,773        $6,854



                          AIRBORNE FREIGHT CORPORATION
                                AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Dollars in thousands)



            Column A             Column B         Column C         Column D           Column E        Column F
            --------             --------         --------         --------           --------        --------
                                                  Weighted      Maximum Amount      Average Amount    Weighted
                                Balance at        Average         Outstanding         Outstanding   Avg. Interest
    Category of Aggregate          End            Interest          During              During       Rate During
    Short-Term Borrowings       of Period           Rate          the Period          the Period      the Period
    ---------------------       ----------        --------        ----------         ------------    ------------
December 31, 1993

Money Market Lines of Credit     $  --             N/A            $110,000               $26,781        3.64%
 Payable to Banks

December 31, 1992

Money Market Lines of Credit     $16,100           3.84%           $52,800               $33,207        4.16%
 Payable to Banks

December 31, 1991

Money Market Lines of Credit     $25,400           5.55%           $31,500               $14,488        6.48%
 Payable to Banks


Balances outstanding under the Company's Money Market lines of credit arrangement generally have maturities ranging from one day to one week. Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365 or 366 days as applicable. Weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term borrowings outstanding.

                          AIRBORNE FREIGHT CORPORATION
                                AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)

                     Column A                                                        Column B
                     --------                                                        --------

                      Item                                                Charged to costs and expenses
                     --------                                             -----------------------------

                                                                              Year Ended December 31
                                                                              ----------------------


                                                                         1993         1992           1991
                                                                         ----         ----           ----
 Maintenance and Repairs                                                $75,310      $71,261        $59,065

 Aviation Excise/Fuel Taxes                                             $17,309      $17,933        $14,698




Note: Depreciation and amortization of intangible assets, taxes (other than payroll and income taxes), royalties, and advertising costs are each less than 1% of consolidated revenue in 1993, 1992 and 1991.

                                 EXHIBIT INDEX


   Exhibit                                                                                  Page
   Number                                 Description                                      Number
   -------                                -----------                                      ------
(a)3.  Exhibits
- ---------------

          A)     The following exhibits are filed with this report:

EXHIBIT NO. 3  Articles of Incorporation and By-laws
- ----------------------------------------------------

         3(a)    The Restated Certificate of Incorporation of the Company, dated as of        --
                 August 4, 1987 (incorporated herein by reference from Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1987).

         3(b)    The By-laws of the Company as amended to February 1, 1988 (incorporated      --
                 herein by reference from Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1987.

EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders Including
- ----------------------------------------------------------------------------
Indentures
- ----------

         4(a)    Indenture dated as of September 4, 1986, between the Company and             --
                 Peoples National Bank of Washington (now U.S. Bank of Washington), as
                 trustee, relating to $25 million of the Company's 10% Senior
                 Subordinated Notes due 1996 (incorporated by reference from Exhibit 4(c)
                 to Amendment No. 1 to the Company's Registration Statement on Form S-3,
                 No. 33-6043, filed with the Securities and Exchange Commission on
                 September 3, 1986).

         4(b)    Note Purchase Agreement dated September 3, 1986 among the Company and        --
                 the original purchasers of the Company's 10% Senior Subordinated Notes due 1996 (incorporated by reference from Exhibit 4(d) to Amendment
                 No. 1 to the Company's Registration Statement on Form S-3, No. 33-6043,
                 filed with the Securities and Exchange Commission on September 3, 1986).

         4(c)    Indenture dated as of August 15, 1991, between the Company and Bank of       --
                 America National Trust and Savings Association, as Trustee, with respect to the Company's 6-3/4% Convertible Subordinated Debentures due August
                 15, 2001 (incorporated herein by reference from Exhibit 4 (i) to
                 Amendment No. 1 to the Company's Registration Statement on Form S-3
                 No. 33-42044 filed with the Securities and Exchange Commission on
                 August 15, 1991).

         4(d)    Indenture dated as of December 3, 1992, between the Company and Bank of      --
                 New York, as trustee, relating to the Company's 8-7/8% Notes due 2002
                 (incorporated herein by reference from Exhibit 4(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

         4(e)    Rights Agreement, dated as of November 20, 1986 between the Company and      --
                 First Jersey National Bank (predecessor to First Interstate Bank, Ltd.), as Rights Agent (incorporated by reference from Exhibit 1 to the
                 Company's Registration Statement on Form 8-A, dated November 28, 1986).

         4(f)    Certificate of Designation of Series A Participating Cumulative              --
                 Preferred Stock Setting Forth the Powers, Preferences, Rights,
                 Qualification, Limitations and Restrictions of Such Series of Preferred
                 Stock of the Company (incorporated by reference from Exhibit 2 to the
                 Company's Registration Statement on Form 8-A, dated November 28, 1986).

         4(g)    Form of Right certificate relating to the Rights Agreement (see 4(e)         --
                 above, incorporated by reference from Exhibit 3 to the Company's
                 Registration Statement on From 8-A, dated November 28, 1986).

         4(h)    Letter dated January 5, 1990, from the Company to First Interstate           --
                 Bank, Ltd. ("FIB"), appointing FIB as successor Rights Agent under the
                 Rights Agreement dated as of November 20, 1986, between the Company and
                 The First Jersey National Bank (incorporated by reference from Exhibit
                 4(c) to the Company's Form 10-K for the year ended December 31, 1989).

         4(i)    Amendment to Rights Agreement entered into as of January 24, 1990,           --
                 between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(d) to the Company's Form 10-K for the year ended December 31, 1989).

         4(j)    Third Amendment to Rights Agreement entered into as of November 6, 1991      --
                 between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(a) to the Company's Form 10-K for the year ended December 31, 1991).

         4(k)    6.9% Cumulative Convertible Preferred Stock Purchase Agreement dated as of December 5, 1989, among the Company, Mitsui & Co., Ltd., Mitsui &
                 Co. (U.S.A.), Inc., and Tonami Transportation Co., Ltd. (incorporated herein by reference from Exhibit 4(b) to the Company's Form 10-K for the year ended December 31, 1989).

         4(k)(i) Amendments to the above Stock Purchase Agreement irrevocably waiving all     --
                 demand registration rights, relinquishing the right of Mitsui & Co., Ltd.
                 to designate a representative to Airborne's Board of Directors, and resignation of T. Kokai from said Board (incorporated herein by reference from Amendment No. 1 to Schedule 13D of Mitsui & Co., Ltd., Intermodal
                 Terminal, Inc. (assignee of Mitsui & Co. (U.S.A.), Inc.) and Tonami
                 Transportation Co., Ltd., filed with the Securities & Exchange
                 Commission on December 21, 1993).

         4(l)    Certificate of Designation of Preferences of Preferred Shares of Airborne    --
                 Freight Corporation, as filed on January 26, 1990, in the Office of the
                 Secretary of the State of Delaware (incorporated herein by reference from
                 Exhibit 4(a) to the Company's Form 10-K for the year ended December 31,
                 1989).

EXHIBIT NO. 10  Material Contracts
- ----------------------------------

Executive Compensation Plans and Agreements
- -------------------------------------------

         10(a)   1979 Airborne Freight Corporation Key Employee Stock Option and Stock        --
                 Appreciation Rights Plan, as amended through February 2, 1987
                 (incorporated by reference from Exhibit 10(d) to the Company's Form
                 10-K for the year ended December 31, 1986).

         10(b)   1983 Airborne Freight Corporation Key Employee Stock Option and Stock        --
                 Appreciation Rights Plan, as amended through February 2, 1987
                 (incorporated by reference from Exhibit 10(c) to the Company's
                 Form 10-K for the year ended December 31, 1986).

         10(c)   1989 Airborne Freight Corporation Key Employee Stock Option and Stock        --
                 Appreciation Rights Plan (incorporated herein by reference from Exhibit
                 10(d) to the Company's Form 10-K for the year ended December 31, 1989).

         10(d)   1994 Airborne Freight Corporation Key Employee Stock Option and Stock        --
                 Appreciation Rights Plan (incorporated herein by reference from the
                 Addendum to the Company's Proxy Statement for the 1994 Annual Meeting
                 of Shareholders).

         10(e)   Airborne Freight Corporation Directors Stock Option Plan (incorporated       --
                 herein by reference from the Addendum to the Company's Proxy Statement for the 1991 Annual Meeting of Shareholders).

         10(f)   Airborne Express Executive Deferral Plan dated January 1, 1992               --
                 (incorporated by reference from Exhibit 10(b) to the Company's Form
                 10-K for the year ended December 31, 1991).

         10(g)   Airborne Express Supplemental Executive Retirement Plan dated January 1,     --
                 1992 (incorporated by reference from Exhibit 10(c) to the Company's
                 Form 10-K for the year ended December 31, 1991).

         10(h)   Airborne Express 1993 Executive Management Incentive Compensation Plan.      --

         10(i)   Employment Agreement dated December 15, 1983, as amended November 20,        --
                 1986, between the Company and Mr. Robert G. Brazier, President and
                 Chief Operating Officer (incorporated by reference from Exhibit 10(a)
                 to the Company's Form 10-K for the year ended December 31, 1986).
                 Identical agreements exist between the Company and the other six executive officers.

         10(j)   Employment Agreement dated November 20, 1986 between the Company and         --
                 Mr. Lanny H. Michael, then Vice President, Treasurer and Controller
                 (incorporated by reference from Exhibit 10(b) to the Company's
                 Form 10-K for the year ended December 31, 1986).  Identical agreements exist between the Company and 23 other officers of the Company.  In addition, the Company's principal subsidiary, ABX Air, Inc., has entered into substantially identical agreements with five of its officers.

                 Other Material Contracts
                 ------------------------
         10(k)   $240,000,000 Revolving Loan Facility dated as of November 19, 1993           --
                 among the Company, as borrower, and Wachovia Bank of Georgia, N.A.,
                 ABN AMRO Bank N.V., United States National Bank of Oregon,
                 Seattle-First National Bank, CIBC Inc., Continental Bank N.A.,
                 Bank of America National Trust and Savings Association, The Bank
                 of New York, NBD Bank, N.A., as banks and Wachovia Bank of Georgia,
                 N.A., as agent.

         10(l)   Letter dated December 5, 1989, to the Company from Mitsui & Co., Ltd.        --
                 ("Mitsui"), relating to Mitsui's commitment to provide the Company and ABX Air, Inc., a $100 million aircraft financing facility, as modified by that certain Supplement thereto entered into as of
                 March 15, 1990 (incorporated herein by reference from Exhibit 10(b)
                 to the Company's Form 10-K for the year ended December 31, 1989).

         10(m)   Shareholders Agreement entered into as of February 7, 1990, among            --
                 the Company, Mitsui & Co., Ltd., and Tonami Transportation Co., Ltd.,
                 relating to joint ownership of Airborne Express Japan, Inc.
                 (incorporated herein by reference from Exhibit 10(c) to the Company's
                 Form 10-K for the year ended December 31, 1989).

EXHIBIT NO. 11  Statement Re computation of Per Share Earnings
- --------------------------------------------------------------

         11      Statement re computation of earnings per share                               --

EXHIBIT NO. 12  Statements Re computation of Ratios
- ---------------------------------------------------

         12      Statement re computation of ratio of senior long-term debt and total         --
                 long-term debt to total capitalization

EXHIBIT NO. 13  Annual Report to Security Holders
- -------------------------------------------------

         13      Portions of the 1993 Annual Report to Shareholders of Airborne               --
                 Freight Corporation

EXHIBIT NO. 21  Subsidiaries of the Registrant
- ----------------------------------------------

         21      The subsidiaries of the Company are listed on page 10 & 11 of this           --
                 report on Form 10-K for the year ended December 31, 1993.

EXHIBIT NO. 23  Consents of Experts and Counsel
- -----------------------------------------------

         23      Independent Auditors' Consent and Report on Schedules                        --

         All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.