Form 10-Q
period 1994-03-31
AIRBORNE FREIGHT CORP /DE/
filed 1994-05-12
CIK 3000

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1994

                       Commission File Number 1-6512

                       AIRBORNE FREIGHT CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                                 Delaware
                 ----------------------------------------
                 (State of incorporation or organization)

                                91-0837469
                     ---------------------------------
                     (IRS Employer Identification No.)

                            3101 Western Avenue
                               P.O. Box 662
                      Seattle, Washington 98111-0662
                      ------------------------------
                  (Address of Principal Executive Office)

Registrant's telephone number, including area code: (206) 285-4600
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:    XXX     No:
                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

    Common Stock, par value $1 per share
    Outstanding (net of 315,150 treasury shares)
       as of March 31, 1994                     20,949,045 shares
                                                -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1994           1993
                                                 ----           ----
REVENUES:
   Domestic                                     $396,884       $345,960
   International                                  69,668         52,806
                                                --------       --------
                                                 466,552        398,766

OPERATING EXPENSES:
   Transportation purchased                      154,998        124,780
   Station and ground operations                 145,210        126,557
   Flight operations and maintenance              65,782         58,619
   General and administrative                     35,716         32,006
   Sales and marketing                            13,295         12,651
   Depreciation and amortization                  33,765         32,217
                                                --------       --------

                                                 448,766        386,830
                                                --------       --------

      EARNINGS FROM OPERATIONS                    17,786         11,936

INTEREST, NET                                      5,941          5,960
                                                --------       --------

      EARNINGS BEFORE INCOME TAXES                11,845          5,976

INCOME TAXES                                       4,845          2,350
                                                --------       --------
      NET EARNINGS BEFORE CHANGES IN               7,000          3,626
ACCOUNTING

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING            --          3,828
                                                --------       --------

      NET EARNINGS                                 7,000          7,454

PREFERRED STOCK DIVIDENDS                            584            681
                                                --------       --------

   NET EARNINGS AVAILABLE TO COMMON               $6,416       $  6,773
SHAREHOLDERS
                                                ========       ========

NET EARNINGS PER COMMON SHARE:
      Before changes in accounting                  $.32       $    .15
      Cumulative effect of changes in                 --            .20
accounting
                                                --------       --------
      Net earnings available to common              $.32       $    .35
shareholders
                                                ========       ========

DIVIDENDS PER COMMON SHARE                      $   .075       $   .075
                                                ========       ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                               March 31      December 31
                                             ------------    -----------
                                                 1994           1993
                                                 ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $    2,635     $    7,134
  Trade accounts receivable, less allowance      201,235        190,787
of $7,290 and $6,925
  Spare parts and fuel inventory                  27,011         27,224
  Deferred income tax assets                      15,912         15,206
  Prepaid expenses                                17,845         18,815
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        264,638        259,166

PROPERTY AND EQUIPMENT, NET                      754,729        733,963

EQUIPMENT DEPOSITS and OTHER ASSETS               15,956         13,780
                                              ----------     ----------

TOTAL ASSETS                                  $1,035,323     $1,006,909
                                              ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  100,461     $   95,684
  Salaries, wages and related taxes               38,175         37,885
  Accrued expenses                                60,406         55,545
  Income taxes payable                             5,808          3,638
  Current portion of debt                          6,092          5,850
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   210,942        198,602

LONG-TERM DEBT                                   281,555        269,250

SUBORDINATED DEBT                                122,150        122,150

DEFERRED INCOME TAX LIABILITIES                   27,962         28,262

OTHER LIABILITIES                                 26,326         29,821

REDEEMABLE PREFERRED STOCK                         6,000         40,000

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares, no shares
issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,264,195 and 19,688,731 shares       21,264         19,689
  Additional paid-in capital                     184,188        149,156
  Retained earnings                              155,907        150,950
                                              ----------     ----------
                                                 361,359        319,795
  Treasury stock, 315,150 shares, at cost           (971)          (971)
                                              ----------     ----------
                                                 360,388        318,824
                                              ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,035,323     $1,006,909
                                              ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1994           1993
                                                 ----           ----
OPERATING ACTIVITIES:
  Net Earnings                                  $  7,000       $  7,454
  Adjustments to reconcile net earnings to
net cash provided by operating activities:
     Depreciation and amortization                31,319         29,470
     Provision for aircraft engine                 2,446          2,747
overhauls
     Deferred income taxes                        (1,006)        (1,145)
     Cumulative effect of changes in                  --         (3,828)
accounting
     Other                                        (3,495)        (3,176)
                                                --------       --------
  CASH PROVIDED BY OPERATIONS                     36,264         31,522

     Change in:
       Receivables                               (10,448)       (12,780)
       Inventories and prepaid expenses            1,183         (2,077)
       Accounts payable                            6,133         (3,724)
       Accrued expenses, salaries and taxes        7,321         16,003
payable
                                                --------       --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       40,453         28,944

INVESTING ACTIVITIES:
  Additions to property and equipment            (49,106)       (40,385)
  Dispositions of property and equipment              39            112
  Expenditures for engine overhauls                 (676)          (340)
  Other                                           (1,443)        (1,230)
                                                --------       --------
  NET CASH USED IN INVESTING ACTIVITIES          (51,186)       (41,843)

FINANCING ACTIVITIES:
  Proceeds from bank note borrowings, net          6,200         21,500
  Principal payments on debt                        (453)        (4,459)
  Proceeds from common stock issuance              2,636            386
  Dividends paid                                  (2,149)        (2,131)
                                                --------       --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES        6,234         15,296
                                                --------       --------

NET INCREASE (DECREASE) IN CASH                   (4,499)         2,397

CASH AT JANUARY 1                                  7,134         10,179
                                                --------       --------
CASH AT MARCH 31                                $  2,635       $ 12,576
                                                ========       ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1994
                                (Unaudited)

NOTE A--SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 1994 presentation.

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                              March 31     December 31
                                                1994           1993
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $111,200       $105,000
  Notes payable                                34,000         34,000
  Senior notes                                100,000        100,000
  Revenue bonds                                13,200         13,200
  Other debt                                   25,677         19,330
                                             --------       --------
                                              284,077        271,530

Subordinated debt:
  Senior subordinated notes                    10,720         10,720
  Convertible subordinated debentures         115,000        115,000
                                             --------       --------
                                              125,720        125,720
                                             --------       --------
Total long-term debt                          409,797        397,250
Less current portion                            6,092          5,850
                                             --------       --------
                                             $403,705       $391,400
                                             ========       ========


NOTE C--EARNINGS PER COMMON SHARE:

Net earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of employee stock options. Fully diluted earnings per common share are the same as net earnings per common share for the interim periods presented herein. Average common shares outstanding used in earnings per share computations at March 31, 1994 and 1993 were 20,173,000 and 19,507,000, respectively.

NOTE D--ACCOUNTING CHANGES:

    The Company adopted several new accounting standards as of January 1, 1993 and recorded the effect of the changes in the quarter ended March 31, 1993. The new standards changed the Company's methods used to account for income taxes and post-retirement health care benefit costs. The net cumulative effect of adopting these standards was to increase net earnings for the period ended March 31, 1993 by $3,828,000 or $.20 per share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

   The Company's operating performance in the first quarter of 1994 resulted in significantly higher operating income and net earnings compared to the first quarter of 1993. This improvement was the result of strong productivity gains and cost controls, achieved despite the negative impact of severe winter weather and the Los Angeles earthquake in the early part of the quarter.

   Net earnings available to common shareholders for the first quarter of 1994 were $6.4 million, or $.32 per share, compared to $2.9 million, or $.15 per share for the first quarter of 1993. The 1993 net earnings are before the cumulative effect of changes in accounting which resulted in a net increase to earnings of $.20 per share increasing the net earnings available to common shareholders to $.35 per share.


   The following table sets forth selected shipment and revenue data for the periods indicated:

                                        Three Months Ended March 31
                                        ---------------------------
                                            1994           1993
                                            ----           ----
Shipments (in thousands):
   Domestic
     Overnight
       Letters                              8,476          7,919
       0-2 Lbs.                            10,788          9,781
       3-99 Lbs.                            9,628          8,275
                                           ------         ------
                                           28,892         25,975
     Select Delivery Service
       0-2 Lbs.                             9,566          7,381
       3-99 Lbs.                            5,782          4,012
                                           ------         ------
                                           15,348         11,393
       100 Lbs. and over                       86             84
                                           ------         ------
     Total Domestic                        44,326         37,452
                                           ------         ------
   International
     Express                                  804            745
     All Other                                112             94
                                           ------         ------
   Total International                        916            839
                                           ------         ------
   Total Shipments                         45,242         38,291
                                           ======         ======
Average Pounds per Shipment:
   Domestic                                   4.7            4.7
   International                             61.5           44.0

Average Revenue per Pound:
   Domestic                                $ 1.90         $ 1.97
   International                           $ 1.23         $ 1.42

Average Revenue per Shipment:
   Domestic                                $ 8.95         $ 9.24
   International                           $76.06         $62.94


   Total shipments increased 18% in the first quarter of 1994 compared to an increase of 23% in the first quarter of 1993. Domestic and international shipments increased by 18% and 9%, respectively, in the first quarter of 1994 compared to 24% and 6%, respectively, in the first quarter of 1993. Domestic shipments increased 16% and international shipments increased 7% on a per-day basis in the first quarter of 1993 when adjusted for one extra day in the first quarter of 1994 compared to 1993.

   The growth in domestic shipments continues to be aided by growth in the Company's deferred service product, Select Delivery Service (SDS). For the first quarter of 1994, SDS accounted for 35% of total domestic shipments, compared to 30% for the first quarter of 1993. Domestic overnight shipments increased 9.5% on a per day basis in the first quarter of 1994, compared to 12% in the first quarter of 1993. The growth in international shipments was aided by growth in higher yielding freight shipments which increased 19% in the first quarter of 1994.

   Total revenues increased 17% in the first quarter of 1994 compared to 11% in the first quarter of 1993 with domestic revenues increasing 15% and 14%, respectively. International revenues increased 32% in the first quarter of 1994 compared to a decrease of 5% in the first quarter of 1993. The significant growth rate in international revenue in the first quarter of 1993, was attributable to the strong growth in higher yielding freight shipments.

   The domestic pricing environment has improved over the last year and a half and is currently very competitive but relatively stable. Average domestic revenue per shipment for the first quarter of 1994 declined only 3.1% compared to the first quarter of 1993 to $8.95 per shipment. International revenue per shipment increased as a result of the strong growth in heavier weight freight shipments.

   Operating expenses as a percentage of revenues were 96.2% for the first quarter of 1994 compared to 97.0% in the first quarter of 1993 and 95.2% for all of 1993. Severe winter weather and the Los Angeles earthquake had a negative impact on the level of business in the early part of the first quarter of 1994, and required added operating expenses. However, the Company experienced strong productivity gains and cost control in the balance of the quarter, resulting in a 2% decrease in the operating cost per shipment handled compared to the first quarter of 1993. Comparisons of certain operating expense components are discussed below.

   Transportation purchased increased as a percentage of revenues to 33.2% in the first quarter of 1994 compared to 31.3% in 1993. This increase was primarily due to additional commercial airline costs resulting from the growth in international freight shipments.

   Station and ground expense as a percentage of revenues was 31.1% in the first quarter of 1994 compared to 31.7% in the first quarter of 1992, as productivity gains achieved offset costs incurred to maintain service integrity.

   Flight operations and maintenance expense as a percentage of revenues during the first quarter of 1994 was 14.1%, compared to 14.7% in the first quarter of 1993. The average aviation fuel price for the first quarter of 1994 was $.60 per gallon compared to $.66 per gallon in the first quarter of 1993. Aviation fuel consumption increased 18% to 30.1 million gallons in the first quarter of 1994 compared to the first quarter of 1993. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the first quarter of 1993 and the disruption to air operations as a result of the severe winter weather. The increased number of aircraft in service also accounted for the increase in depreciation and amortization expense in the first quarter of 1994 compared to the same period in 1993.

   General and administrative and sales and marketing expenses decreased as a percentage of revenues in the first quarter of 1994 compared to 1993. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

   Interest expense in the first quarter of 1994 was comparable to the level of expense in the same period of 1993, as slightly higher effective interest rates and a lower amount of capitalized interest were offset by the benefit of lower average outstanding borrowings.

   The Company's effective tax rate was 40.9% in the first quarter of 1994 compared to 39.3% in the first quarter of 1993 and 40.2% for all of 1993. The Company anticipates the effective tax rate for the 1994 year to be comparable to the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES:

   Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $190 million in 1994, of which a significant portion is related to the acquisition and modification of aircraft. During the first quarter of 1994, total capital expenditures net of dispositions were $49 million.

   The principal sources of liquidity for financing capital expenditures during the first quarter of 1994 were cash provided by operations and financing under the Company's bank lines of credit.

   The Company's unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company has a revolving bank credit agreement providing for a total commitment of $240 million, subject to a maximum level of Company indebtedness permitted by certain covenants in the agreement and other loan agreements. The Company also has available $20 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations.
At March 31, 1994, a total of $111.2 million was outstanding under the revolving bank credit and money market credit lines.

The Company filed a post-effective amendment with the Securities & Exchange Commission effective February 28, 1994, thereby withdrawing the remaining $100 million shelf registration of debt securities outstanding since December 1992. This registration was due to expire in December 1994, and the Company determined that additional financing under the registration would not be required.

   In March 1994, certain holders of the Company's 6.9% redeemable cumulative convertible preferred stock converted their preferred shares into common stock. The conversion of 680,000 preferred shares with a par value of $34 million, resulted in the issuance of 1,453,000 shares of common stock. The balance of preferred stock outstanding at March 31, 1994 was $6 million par value representing 120,000 preferred shares.

   In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1994 operations and other sources of borrowing should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1994.

                        PART II. OTHER INFORMATION
                        --------------------------

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits - None

    (b) Reports on form 8-K - A Form 8-K dated April 26, 1994, has been duly filed. The form included the following information:

        (1)  Election of Directors for terms expiring in 1997.

        (2) Adopted the 1994 Airborne Key Employee Stock Option and Stock Appreciation Rights Plan

        (3) Approval of the selection of Deloitte & Touche as the independent public accountants for the ensuing year.

        (4) Re-election of all exiting officers including the principal executive officers of the corporation.


              Name                            Title
              -----                           -----
          Robert S. Cline             Chairman of the Board
                                      Chief Executive Officer

          Robert G. Brazier           President
                                      Chief Operating Officer


        (5)  Declared dividends on common and preferred stock.

        (6)  Amended the By-laws of the Company.

                                SIGNATURES
                                ----------



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    AIRBORNE FREIGHT CORPORATION
                                    ----------------------------
                                            (Registrant)

Date:     5/12/94                       /s/Roy C. Liljebeck
          -------                       --------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:     5/12/94                       /s/Lanny H. Michael
          -------                       -------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
