Form 10-Q
period 1994-06-30
AIRBORNE FREIGHT CORP /DE/
filed 1994-08-12
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1994

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

     Common Stock, par value $1 per share

     Outstanding (net of 315,150 treasury shares)
        as of June 30, 1994                            20,967,374 shares
                                                       -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)


                                          Three Months Ended             Six Months Ended
                                          ------------------             ----------------
                                                June 30                       June 30
                                                -------                       -------
                                           1994        1993              1994        1993
                                           ----        ----              ----        ----
REVENUES:
  Domestic                              $407,657    $363,744          $804,541    $709,704
  International                           76,885      56,137           146,553     108,943
                                        --------    --------          --------    --------
                                         484,542     419,881           951,094     818,647

OPERATING EXPENSES:
  Transportation purchased               162,534     131,454           317,532     256,234
  Station and ground operations          144,931     130,669           290,141     257,226
  Flight operations and maintenance       65,454      61,135           131,236     119,754
  General and administrative              36,552      34,699            72,268      66,705
  Sales and marketing                     14,037      12,478            27,332      25,129
  Depreciation and amortization           33,309      33,152            67,074      65,369
                                        --------    --------          --------    --------
                                         456,817     403,587           905,583     790,417
                                        --------    --------          --------    --------
     EARNINGS FROM OPERATIONS             27,725      16,294            45,511      28,230

INTEREST, NET                             (6,069)     (6,066)          (12,010)    (12,026)
                                        --------    --------          --------    --------
     EARNINGS BEFORE INCOME TAXES         21,656      10,228            33,501      16,204

INCOME TAXES                              (8,593)     (3,946)          (13,438)     (6,296)
                                        --------    --------          --------    --------
  NET EARNINGS BEFORE
    CHANGES IN ACCOUNTING                 13,063       6,282            20,063       9,908

CUMULATIVE EFFECT OF CHANGES IN             -           -                 -          3,828
ACCOUNTING
                                        --------    --------          --------    --------
  NET EARNINGS                            13,063       6,282            20,063      13,736

PREFERRED STOCK DIVIDENDS                   (103)       (688)             (687)     (1,369)
                                        --------    --------          --------    --------
  NET EARNINGS AVAILABLE
    TO COMMON SHAREHOLDERS              $ 12,960    $  5,594          $ 19,376    $ 12,367
                                        ========    ========          ========    ========

NET EARNINGS PER COMMON SHARE:
  Primary -
    Before changes in accounting        $    .61    $    .29          $    .93    $    .44
    Cumulative effect of changes in            -           -                 -         .19
accounting
                                        --------    --------          --------    --------
    Net earnings available
    to common shareholders              $    .61    $    .29          $    .93    $    .63

  Fully Diluted -
    Before changes in accounting        $    .57    $    .29          $    .89    $    .44
    Cumulative effect of changes in            -           -                 -         .19
accounting
                                        --------    --------          --------    --------
    Net earnings available to common    $    .57    $    .29          $    .89    $    .63
shareholders

                                        ========    ========          ========    ========
DIVIDENDS PER COMMON SHARE              $   .075    $   .075          $    .15    $    .15
                                        ========    ========          ========    ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                             June 30    December 31
                                             -------    -----------
                  ASSETS
                  ------                       1994         1993
                                               ----         ----
                                           (Unaudited)
CURRENT ASSETS:
  Cash                                     $    6,045   $    7,134
  Trade accounts receivable,
    less allowance of $7,325 and $6,925       204,331      190,787
  Spare parts and fuel inventory               27,442       27,224
  Deferred income tax assets                   16,525       15,206
  Prepaid expenses                             14,977       18,815
                                           ----------   ----------
     TOTAL CURRENT ASSETS                     269,320      259,166

PROPERTY AND EQUIPMENT, NET                   759,762      733,963

EQUIPMENT DEPOSITS and OTHER ASSETS            17,107       13,780
                                           ----------   ----------
TOTAL ASSETS                               $1,046,189   $1,006,909
                                           ==========   ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                         $  106,546   $   95,684
  Salaries, wages and related taxes            38,059       37,885
  Accrued expenses                             58,713       55,545
  Income taxes payable                          2,733        3,638
  Current portion of debt                       5,899        5,850
                                           ----------   ----------
     TOTAL CURRENT LIABILITIES                211,950      198,602

LONG-TERM DEBT                                280,933      269,250
SUBORDINATED DEBT                             118,580      122,150
DEFERRED INCOME TAX LIABILITIES                29,882       28,262
OTHER LIABILITIES                              26,901       29,821
REDEEMABLE PREFERRED STOCK                      6,000       40,000
SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares,
   no shares issued
  Common stock, par value $1 per share -
   Authorized 60,000,000 shares
   Issued 21,282,524 and 19,688,731 shares     21,282       19,689
  Additional paid-in capital                  184,337      149,156
  Retained earnings                           167,295      150,950
                                           ----------   ----------
                                              372,914      319,795
  Treasury stock, 315,150 shares, at cost        (971)        (971)
                                           ----------   ----------
                                              371,943      318,824
                                           ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,046,189   $1,006,909
                                           ==========   ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                    Six Months Ended
                                                         June 30
                                                     ----------------
                                                     1994        1993
                                                     ----        ----
OPERATING ACTIVITIES:
 Net Earnings                                     $ 20,063    $ 13,736
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Cumulative effect of changes in accounting         -         (3,828)
   Depreciation and amortization                    62,119      59,754
   Provision for aircraft engine overhauls           4,955       5,615
   Deferred income taxes                               301      (1,250)
   Other                                            (2,920)     (2,103)
                                                  --------    --------
     CASH PROVIDED BY OPERATIONS                    84,518      71,924
   Change in:
    Receivables                                    (13,544)     (8,604)
    Inventories and prepaid expenses                 3,620      (1,026)
    Accounts payable                                12,218       3,792
    Accrued expenses, salaries & taxes payable       2,437       7,749
                                                  --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      89,249      73,835

INVESTING ACTIVITIES:
 Additions to property and equipment               (94,267)    (89,144)
 Dispositions of property and equipment                755         188
 Expenditures for engine overhauls                  (3,064)     (1,934)
 Other                                                (889)     (2,094)
                                                  --------    ---------
     NET CASH USED IN INVESTING ACTIVITIES         (97,465)    (92,984)

FINANCING ACTIVITIES:
 Proceeds from bank note borrowings, net            47,000      29,200
 Principal payments on debt                        (38,838)     (4,491)
 Proceeds from common stock issuance                 2,803         605
 Dividends paid                                     (3,838)     (4,265)
                                                  --------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES       7,127      21,049
                                                  --------    ---------
NET INCREASE (DECREASE) IN CASH                     (1,089)      1,900

CASH AT DECEMBER 31                                  7,134      10,179
                                                  --------    ---------
CASH AT JUNE 30                                   $  6,045    $ 12,079
                                                  ========    =========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                               June 30, 1994
                                (Unaudited)


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

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                             June 30    December 31
                                             -------    -----------
                                               1994         1993
                                               ----         ----
                                                (In thousands)
Senior debt:
  Revolving bank credit                      $152,000     $105,000
  Notes payable                                    --       34,000
  Senior notes                                100,000      100,000
  Revenue bonds                                13,200       13,200
  Other debt                                   18,062       19,330
                                             --------     --------
                                              283,262      271,530
Subordinated debt:
  Senior subordinated notes                     7,150       10,720
  Convertible subordinated debentures         115,000      115,000
                                             --------     --------
                                              122,150      125,720
                                             --------     --------
Total long-term debt                          405,412      397,250
Less current portion                            5,899        5,850
                                             --------     --------
                                             $399,513     $391,400
                                             ========     ========


NOTE C--EARNINGS PER COMMON SHARE:

Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Fully diluted earnings per share for the three and six months ended June 30, 1994, assumes conversion of the Company's redeemable preferred stock and convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of preferred stock dividends and interest expense, net of applicable taxes, relative to the assumed conversions was $14,128,000 and $22,193,000 for the three and six month periods, respectively. Fully diluted earnings per share for the three and six month period ended June 30, 1993 are the same as primary earnings per share.

Average shares outstanding used in earnings per share computations were as follows:

                              Three Months Ended     Six Months Ended
                              ------------------     ----------------
                                   June 30               June 30
                                   -------               -------
                               1994       1993       1994       1993
                               ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING
  Primary                      21,404     19,571     20,788     19,539
  Fully Diluted                24,900     19,614     24,900     19,600


NOTE D--ACCOUNTING CHANGES:

The Company adopted several new accounting standards as of January 1, 1993 and recorded the effect of the changes in the quarter ended March 31, 1993. The new standards change the Company's methods used to account for income taxes and post-retirement health care benefit costs. The net cumulative effect of adopting these standards was to increase net earnings for the period ended March 31, 1993 by $3,828,000 or $.19 per share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the second quarter of 1994 resulted in significantly higher operating income and net earnings compared to the second quarter of 1993, continuing the trend of improved comparative operating results realized in first quarter 1994. This improvement was the result of strong productivity gains, cost controls, and strong growth in international heavyweight business. The growth rate of domestic business, while good, slowed somewhat versus prior periods.

Net earnings available to common shareholders for the first six months of 1994 were $19.4 million, or $.93 per share, compared to $12.4 million, or $.44 per share for the first half of 1993. The 1993 net earnings are before the cumulative effect of changes in accounting which resulted in a net increase to earnings of $.19 per share, increasing the net earnings available to common shareholders to $.63 per share.

Second quarter 1994 earnings available to common shareholders were $.61 per share compared to $.29 per share for the second quarter of 1993. On a fully diluted basis, earnings per share were $.89 and $.57 for the first six months and second quarter of 1994, respectively.

The following table sets forth selected shipment and revenue data for the comparative periods indicated:

                              Three Months Ended     Six Months Ended
                              ------------------     ----------------
                                    June 30                 June 30
                                    -------                 -------
                                 1994       1993        1994       1993
                                 ----       ----        ----       ----
Shipments (in thousands):
  Domestic
    Overnight
      Letters                    8,498      8,144      16,974     16,063
      0-2 Lbs.                  11,002     10,291      21,790     20,072
      3-99 Lbs.                  9,670      8,717      19,298     16,992
                                ------     ------      ------     ------
                                29,170     27,152      58,062     53,127
    Select Delivery Service
      0-2 Lbs.                  10,132      7,598      19,698     14,979
      3-99 Lbs.                  6,024      4,394      11,806      8,406
                                ------     ------      ------     ------
                                16,156     11,992      31,504     23,385
      100 Lbs. & over               90         87         176        171
                                ------     ------      ------     ------
  Total Domestic                45,416     39,231      89,742     76,683
                                ------     ------      ------     ------
  International
    Express                        859        783       1,663      1,528
    All Other                      122        100         234        194
                                ------     ------      ------     ------
  Total International              981        883       1,897      1,722
                                ------     ------      ------     ------
  Total Shipments               46,397     40,114      91,639     78,405
                                ======     ======      ======     ======

Average Pounds per Shipment:
  Domestic                         4.8        4.7         4.7        4.7
  International                   64.9       44.1        63.2       44.1

Average Revenue per Pound:
  Domestic                      $ 1.87     $ 1.97      $ 1.89     $ 1.97
  International                 $ 1.20     $ 1.46      $ 1.21     $ 1.44

Average Revenue per
Shipment:
  Domestic                      $ 8.98     $ 9.27      $ 8.97     $ 9.26
  International                 $78.37     $63.58      $77.26     $63.27


Total shipments increased 17% in the first six months of 1994 compared to an increase of 25% in the first six months of 1993. Domestic and international shipments increased by 17% and 10%, respectively, during this period of 1994 compared to 26% and 6%, respectively, for the same period of 1993. Domestic shipments increased 16% and international shipments increased 11% in the second quarter of 1994 compared to 1993.

The growth in international shipments was aided by the growth in higher yielding freight shipments which increased 21% in the first six months of 1994 compared to a decrease of 8% for the same period of 1993. The growth in domestic shipments continues to be aided by growth in the Company's deferred service product, Select Delivery Service (SDS), which provides next afternoon and second-day delivery service. For the first six months of 1994, SDS accounted for over 35% of total domestic shipments, compared to 30% for the first six months of 1993. While the overall domestic growth rate in the first two quarters of 1994 is fairly strong, it is a lower growth rate than experienced in previous periods. This slower rate appears to be the result of uncertain economic conditions. The domestic growth rate will be key to results in the second half of the year.

Domestic revenues increased 13% in the first six months of 1994 compared to 17% in 1993. International revenues increased 35% in the first six months of 1994 compared to a decrease of 3% in 1993. The strong growth rate of heavyweight international shipments is driving the significant growth rate of international revenues. Total revenues increased 16% in the first six months of 1994 compared to 14% in the first six months of 1993.

Average domestic revenue per shipment for the second quarter of 1994 declined only 3.1% compared to the second quarter of 1993 to $8.98 per shipment. International revenue per shipment and the average weight per shipment increased significantly as a result of the strong unit growth in higher yielding freight shipments.

Operating expenses as a percentage of revenues were 95.2% for the first six months of 1994 compared to 96.6% in the first six months of 1993 and 95.2% for all of 1993. Operating cost per shipment handled decreased approximately 2% to $9.88 for the first six months of 1994 compared to the first six months of 1993. This reduction in total operating cost per shipment appears low due to the increase of costs in the transportation purchased category and the correlating increase in transportation purchased cost per shipment. Operating cost per shipment decreased approximately 6% for all other operating expense categories combined, factoring out transportation purchased, for this same period. The severe winter weather and the Los Angeles earthquake also negatively affected operating expenses during the first quarter of 1994. The Company experienced a 6% improvement in productivity for the second quarter of 1994 as measured by shipments handled per paid employee hour. Comparisons of certain operating expense components are discussed below.

Transportation purchased increased as a percentage of revenues to 33.4% in the first six months of 1994 compared to 31.3% in 1993. This increase was primarily due to higher commercial airline costs resulting from the increase in international freight shipments discussed above.

Station and ground expense as a percentage of revenues in the first six months of 1994 was 30.5% compared to 31.4% in the first six months of 1993, as productivity gains achieved offset costs incurred to maintain service integrity.

Flight operations and maintenance expense as a percentage of revenues during the first six months of 1994 was 13.8%, compared to 14.6% in the first six months of 1993. Average aviation fuel price for the first half of 1994 was $.59 per gallon compared to the average price of $.66 per gallon in the first half of 1993. Aviation fuel consumption increased 16% to 59.6 million gallons in the first half of 1994 compared to the same period in 1993. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the first quarter of 1993 and to the disruption to air operations as a result of severe winter weather. The increased number of aircraft in service also accounted for the slight increase in depreciation and amortization expense which, as a percentage of revenues in the first half of 1994 was 7.1%, compared to 8.0% for the same period in 1993.

General and administrative, and sales and marketing expenses decreased as a percentage of revenues in the first six months of 1994 compared to 1993. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

Interest expense in the first six months of 1994 was comparable to the level of expense in the same period of 1993, as slightly higher effective interest rates and lower amount of capitalized interest were offset by the benefit of lower average outstanding borrowings.

The Company's effective tax rate was 40.1% in the first six months of 1994 compared to 38.9% in the first six months of 1993 and 40.2% for all of 1993. The Company anticipates the effective tax rate for the 1994 year to be comparable to the first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $185 million in 1994, of which a significant portion is related to the acquisition and modification of aircraft. During the first six months of 1994, total capital expenditures net of dispositions were $94 million.

The principal sources of liquidity for financing capital expenditures during the first six months of 1994 were cash provided by operations and financing under the Company's bank lines of credit.

The Company's unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company has a revolving bank credit agreement providing for a total commitment of $240 million, subject to a maximum level of Company indebtedness permitted by certain covenants in the agreement and other loan agreements. The Company also has available $25 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At June 30, 1994, a total of $152 million was outstanding under the revolving bank credit and money market credit lines.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1994 operations and other sources of borrowing should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1994.

                        PART II. OTHER INFORMATION
                        --------------------------


Information required under Part II is not applicable for the quarter ended June 30, 1994.



                                SIGNATURES
                                ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AIRBORNE FREIGHT CORPORATION
                                        ----------------------------
                                               (Registrant)


Date:             8/12/94               /s/Roy C. Liljebeck
          -------------------------     -------------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer

Date:             8/12/94               /s/Lanny H. Michael
          -------------------------     -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
