Form 10-Q
period 1994-09-30
AIRBORNE FREIGHT CORP /DE/
filed 1994-11-10
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1994

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

     Common Stock, par value $1 per share

     Outstanding (net of 315,150 treasury shares)
        as of September 30, 1994                       20,967,374 shares
                                                       -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)

                                          Three Months Ended             Nine Months Ended
                                             September 30                  September 30
                                          ------------------             -----------------
                                           1994        1993              1994        1993
                                           ----        ----              ----        ----
REVENUES:
  Domestic                              $415,417    $378,276          $1,219,958  $1,087,980
  International                           74,327      55,947             220,880     164,890
                                        --------    --------          ----------  ----------
                                         489,744     434,223           1,440,838   1,252,870

OPERATING EXPENSES:
  Transportation purchased               164,745     133,685             482,277     389,919
  Station and ground operations          147,915     131,001             438,056     388,227
  Flight operations and maintenance       73,046      60,635             204,282     180,389
  General and administrative              35,898      36,346             108,166     103,051
  Sales and marketing                     13,679      12,942              41,011      38,071
  Depreciation and amortization           34,763      33,472             101,837      98,841
                                        --------    --------          ----------  ----------
                                         470,046     408,081           1,375,629   1,198,498
                                        --------    --------          ----------  ----------

     EARNINGS FROM OPERATIONS             19,698      26,142              65,209      54,372
INTEREST, NET                              6,212       6,108              18,222      18,134
                                        --------    --------          ----------  ----------
     EARNINGS BEFORE INCOME TAXES         13,486      20,034              46,987      36,238

INCOME TAXES                               5,341       8,968              18,779      15,264
                                        --------    --------          ----------  ----------
     NET EARNINGS BEFORE CHANGES IN        8,145      11,066              28,208      20,974
ACCOUNTING
CUMULATIVE EFFECT OF CHANGES IN                -           -                  -        3,828
ACCOUNTING
                                        --------    --------          ----------  ----------
     NET EARNINGS                          8,145      11,066              28,208      24,802
PREFERRED STOCK DIVIDENDS                    105         695                 792       2,064
                                        --------    --------          ----------  ----------

     NET EARNINGS AVAILABLE TO COMMON   $  8,040    $ 10,371          $   27,416  $   22,738
SHAREHOLDERS
                                        ========    ========          ==========  ==========

NET EARNINGS PER COMMON SHARE:
  Primary -
    Before changes in accounting        $    .38    $    .53          $     1.31  $      .97
    Cumulative effect of changes in            -           -                   -         .19
accounting
                                        --------    --------          ----------  ----------
    Net earnings available to common    $    .38    $    .53          $     1.31  $     1.16
shareholders
                                        ========    ========          ==========  ==========
  Fully Diluted -
     Before changes in accounting       $    .38    $    .52          $     1.31  $      .97
     Cumulative effect of changes in           -           -                 -           .19
accounting
                                        --------    --------          ----------  ----------
     Net earnings available to common   $    .38    $    .52          $     1.31  $     1.16
shareholders
                                        ========    ========          ==========  ==========

DIVIDENDS PER COMMON SHARE              $   .075    $   .075          $     .225  $     .225
                                        ========    ========          ==========  ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                            September 30   December 31
                                            ------------   -----------
                  ASSETS                        1994           1993
                  ------                        ----           ----
                                            (Unaudited)
CURRENT ASSETS:
  Cash                                     $   10,622     $    7,134
  Trade accounts receivable, less             205,582        190,787
allowance of $7,443 and $6,925
  Spare parts and fuel inventory               27,498         27,224
  Deferred income tax assets                   16,962         15,206
  Prepaid expenses                             15,541         18,815
                                           ----------     ----------
     TOTAL CURRENT ASSETS                     276,205        259,166

PROPERTY AND EQUIPMENT, NET                   757,817        733,963

EQUIPMENT DEPOSITS and OTHER ASSETS            15,489         13,780
                                           ----------     ----------
TOTAL ASSETS                               $1,049,511     $1,006,909
                                           ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                         $  110,770     $   95,684
  Salaries, wages and related taxes            35,487         37,885
  Accrued expenses                             63,609         55,545
  Income taxes payable                          1,727          3,638
  Current portion of debt                       5,958          5,850
                                           ----------     ----------
     TOTAL CURRENT LIABILITIES                217,551        198,602

LONG-TERM DEBT                                270,234        269,250

SUBORDINATED DEBT                             118,580        122,150

DEFERRED INCOME TAX LIABILITIES                31,231         28,262

OTHER LIABILITIES                              27,505         29,821

REDEEMABLE PREFERRED STOCK                      6,000         40,000

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares, no shares
issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,282,524 and 19,688,731           21,283         19,689
shares
  Additional paid-in capital                  184,338        149,156
  Retained earnings                           173,760        150,950
                                           ----------     ----------
                                              379,381        319,795
  Treasury stock, 315,150 shares, at cost        (971)          (971)
                                           ----------     ----------
                                              378,410        318,824
                                           ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,049,511     $1,006,909
                                           ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                               Nine Months Ended
                                                 September 30
                                               ----------------
                                               1994         1993
                                               ----         ----
OPERATING ACTIVITIES:
  Net Earnings                             $ 28,208     $ 24,802
  Adjustments to reconcile net earnings to
net cash provided by operating activities:
     Cumulative effect of changes in             --       (3,828)
accounting
     Depreciation and amortization           94,511       90,411
     Provision for aircraft engine            7,326        8,430
overhauls
     Deferred income taxes                    1,213          444
     Other                                   (2,316)      (1,055)
                                           --------     --------
  CASH PROVIDED BY OPERATIONS               128,942      119,204

     Change in:
       Receivables                          (14,795)     (14,421)
       Inventories and prepaid expenses       3,000       (4,452)
       Accounts payable                      16,442        3,335
       Accrued expenses, salaries and         3,755       23,069
taxes payable
                                           --------     --------
  NET CASH PROVIDED BY OPERATING            137,344      126,735
ACTIVITIES

INVESTING ACTIVITIES:
  Additions to property and equipment      (125,861)    (113,184)
  Disposition of property and equipment         913          228
  Expenditures for engine overhauls          (3,064)      (2,821)
  Other                                        (653)      (1,889)
                                           --------     --------
  NET CASH USED IN INVESTING ACTIVITIES    (128,665)    (117,666)

FINANCING ACTIVITIES:
  Proceeds from bank note borrowings, net    37,100       (2,500)
  Principal payments on debt                (39,578)      (5,034)
  Proceeds from common stock issuance         2,805          626
  Dividends paid                             (5,518)      (6,399)
                                           --------     --------
  NET CASH PROVIDED (USED) BY FINANCING      (5,191)     (13,307)
ACTIVITIES
                                           --------     --------

NET INCREASE (DECREASE) IN CASH               3,488       (4,238)

CASH AT JANUARY 1                             7,134       10,179
                                           --------     --------
CASH AT SEPTEMBER 30                       $ 10,622     $  5,941
                                           ========     ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1994
                                (Unaudited)


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

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                            September 30   December 31
                                            ------------   ------------
                                                1994           1993
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $142,100       $105,000
  Notes payable                                    --         34,000
  Senior notes                                100,000        100,000
  Revenue bonds                                13,200         13,200
  Other debt                                   17,322         19,330
                                             --------       --------
                                              272,622        271,530

Subordinated debt:
  Senior subordinated notes                     7,150         10,720
  Convertible subordinated debentures         115,000        115,000
                                             --------       --------
                                              122,150        125,720
                                             --------       --------

Total long-term debt                          394,772        397,250
Less current portion                            5,958          5,850
                                             --------       --------

                                             $388,814       $391,400
                                             ========       ========

NOTE C--EARNINGS PER COMMON SHARE:

Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Fully diluted earnings per share for the three months ended September 30, 1993, assumes conversion of the Company's redeemable preferred stock and the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of preferred stock dividends relative to the assumed conversion was $11,067,000 for the three month period.

Average shares outstanding used in earnings per share computations were as follows:

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                                 September 30         September 30
                                 ------------         ------------
                               1994       1993       1994       1993
                               ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING
  Primary                      21,288     19,542     20,955     19,540
  Fully Diluted                21,288     21,298     20,955     19,590


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



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance during the first nine months of 1994 resulted in higher operating income and net earnings compared to the first nine months of 1993. However, operating results in the third quarter were disappointing due primarily to three factors: a slowdown in the growth rate of higher yielding overnight domestic shipments; higher than normal aircraft maintenance costs; and, a negative impact to international margins due to higher linehaul rates on certain lane segments.

Net earnings available to common shareholders for the first nine months of 1994 were $27.4 million, or $1.31 per share, compared to $22.7 million, or $.97 per share for the first nine months of 1993. The 1993 net earnings are before the cumulative effect of changes in accounting which resulted in a net increase to earnings of $.19 per share, increasing the net earnings available to common shareholders to $1.16 per share.

Third quarter 1994 earnings available to common shareholders were $.38 per share compared to $.53 per share for the third quarter of 1993.

The following table sets forth selected shipment and revenue data for the comparative periods indicated:

                               Three Months Ended    Nine Months Ended
                               ------------------    ----------------
                                   September 30          September 30
                                   ------------          ------------
                                 1994       1993       1994       1993
                                 ----       ----       ----       ----
Shipments (in thousands):
   Domestic
     Overnight
       Letters                   8,571      8,277     25,545     24,340
       0-2 Lbs.                 11,128     10,628     32,918     30,700
       3-99 Lbs.                 9,877      9,142     29,175     26,134
                               -------    -------    -------    -------
                                29,576     28,047     87,638     81,174
     Select Delivery Service
       0-2 Lbs.                 10,808      7,800     30,506     22,779
       3-99 Lbs.                 6,475      4,706     18,281     13,112
                               -------    -------    -------    -------
                                17,283     12,506     48,787     35,891
       100 Lbs. and over            89         90        265        261
                               -------    -------    -------    -------
     Total Domestic             46,948     40,643    136,690    117,326
                               -------    -------    -------    -------
   International
     Express                       891        795      2,554      2,323
     All Other                     120         97        354        291
                               -------    -------    -------    -------
   Total International           1,011        892      2,908      2,614
                               -------    -------    -------    -------
   Total Shipments              47,959     41,535    139,598    119,940
                               =======    =======    =======    =======

Average Pounds per Shipment:
   Domestic                        4.8        4.8        4.8        4.7
   International                  60.0       42.9       62.1       43.7

Average Revenue per Pound:
   Domestic                    $  1.83    $  1.93    $  1.87    $  1.96
   International               $  1.23    $  1.47    $  1.22    $  1.45

Average Revenue per Shipment:
   Domestic                    $  8.85    $  9.31    $  8.92    $  9.27
   International               $ 73.52    $ 62.72    $ 75.96    $ 63.08


Total shipments increased 16% in the first nine months of 1994 compared to 24% in the first nine months of 1993. Total revenues increased 15% in the first nine months of 1994 compared to 15% in 1993.

Domestic shipments increased 17% in the first nine months of 1994 compared to 25% for the same period of 1993. Domestic shipments increased 16% in the third quarter of 1994 compared to 23% in 1993. The growth in domestic shipments continues to be aided by growth in the Company's deferred service product, Select Delivery Service (SDS), which provides next afternoon and second-day delivery service. For the first nine months of 1994, SDS accounted for over 36% of total domestic shipments, compared to 31% for the first nine months of 1993. While the overall domestic growth rate during the first three quarters of 1994 is fairly strong, it is lower than experienced in previous periods. Domestic revenues increased 12% in the first nine months of 1994 compared to 18% in 1993. The lower growth rate of higher yielding overnight shipments of 5.5% was a primary contributor to the decline in the average domestic revenue per shipment for the third quarter of 1994 to $8.85 per shipment versus $8.98 in the second quarter of 1994. This represents a 1.4% decline compared to the second quarter of 1994 and 4.9% decline compared to the third quarter of 1993. The domestic growth rate will be key to results in the fourth quarter of the year.

International shipments increased 11% in the first nine months of 1994 compared to 7% in 1993, and 13% in the third quarter of 1994 compared to 8% in the same period of 1993. The growth in international shipments was aided by the growth in higher yielding freight shipments which increased 22% in the first nine months of 1994 compared to a decrease of 7% for the same period of 1993. International revenues increased 34% in the first nine months of 1994 compared to a decrease of 2% in 1993. International revenue per shipment and the average weight per shipment increased significantly as a result of the strong unit growth in higher yielding freight shipments. International margins were negatively impacted in September of 1994 as the international carriers raised rates on traffic moving out of the Far East to the U.S.

Operating expenses as a percentage of revenues were 95.5% for the first nine months of 1994 compared to 95.7% in the first nine months of 1993 and 95.2% for all of 1993. Operating cost per shipment handled decreased less than 2% for the first nine months of 1994 compared to 1993. This decline appears low due to the increase of costs in the transportation purchased category and the correlating increase in the transportation purchased cost per shipment. Operating cost per shipment decreased approximately 5% for all other operating expense categories combined, factoring out transportation purchased, for this same period. The Company experienced a 6% improvement in productivity for the third quarter of 1994 as measured by shipments handled per paid employee hour. Comparisons of certain operating expense components are discussed below.

Transportation purchased increased as a percentage of revenues to 33.5% in the first nine months of 1994 compared to 31.1% in 1993. This increase was primarily due to higher commercial airline costs resulting from the increase in international freight shipments discussed above.

Station and ground expense as a percentage of revenues in the first nine months of 1994 was 30.4% compared to 31.0% in the first nine months of 1993, as productivity gains helped offset any inflationary pressures on costs.

Flight operations and maintenance expense as a percentage of revenues during the first nine months of 1994 was 14.2%, compared to 14.4% in the first nine months of 1993. This category of expense as a percentage of revenues increased to 14.9% in the third quarter of 1994 compared to 14.0% in the same quarter of 1993. During the third quarter of 1994 a higher than normal number of periodic maintenance checks ("C" checks) were performed, and some of those checks turned out to be more costly than is standard. Average aviation fuel price for the first nine months of 1994 was $.59 per gallon compared to the average price of $.65 per gallon during the same period of 1993. Aviation fuel consumption increased 15% to 90 million gallons in the first nine months of 1994 compared to 1993. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the first quarter of 1993 and to the disruption to air operations as a result of severe winter weather. The increased number of aircraft in service also accounted for the slight increase in depreciation and amortization expense which, as a percentage of revenues in the first nine months of 1994 declined to 7.1%, compared to 7.9% for the same period in 1993.

General and administrative, and sales and marketing expenses decreased as a percentage of revenues in the first nine months of 1994 compared to 1993. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

Interest expense in the first nine months of 1994 was comparable to the level of expense in the same period of 1993, as slightly higher effective interest rates and lower amount of capitalized interest were offset by the benefit of lower average outstanding borrowings.

The Company's effective tax rate was 40.0% in the first nine months of 1994 compared to 42.1% in the first nine months of 1993 and 40.2% for all of 1993. The Company anticipates the effective tax rate for the 1994 year to be comparable to the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $180-$185 million in 1994, of which a significant portion is related to the acquisition and modification of aircraft. During the first nine months of 1994, total capital expenditures net of dispositions were $125 million.

The principal source of liquidity for financing capital expenditures during the first nine months of 1994 was cash provided by operations.

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

At September 30, 1994, a total of $142.1 million was outstanding under the revolving bank credit and money market credit lines.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1994 operations and other sources of borrowing should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1994.


                        PART II. OTHER INFORMATION
                        --------------------------

Item 6.   Exhibits and Reports or Form 8-K.

          (a)  Exhibits
               Exhibit No. 27 - Financial Data Schedule

          (b)  Reports on Form 8-K - None

Other information required under Part II is not applicable for the quarter ended September 30, 1994.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AIRBORNE FREIGHT CORPORATION
                                        ----------------------------
                                                  (Registrant)



Date:                11/10/94             /s/Roy C. Liljebeck
                     --------             -------------------
                                          Roy C. Liljebeck
                                          Executive Vice President,
                                          Chief Financial Officer

Date:                11/10/94             /s/Lanny H. Michael
                     --------             -------------------
                                          Lanny H. Michael
                                          Senior Vice President,
                                          Treasurer and Controller