Form 10-K
AIRBORNE FREIGHT CORP /DE/
filed 1995-03-29
CIK 3000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                     --------------------------------

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended              Commission file number
December 31, 1994                      1-6512

                    ----------------------------------


                       AIRBORNE FREIGHT CORPORATION
          (Exact name of registrant as specified in its charter)

Delaware                                 91-0837469
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

                                   NONE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes   X
No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

     As of February 27, 1995, 21,048,726 shares (net of 315,150 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $488,096,985.(1)

                    Documents Incorporated by Reference

     Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

     Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders to be held April 25, 1995 are incorporated by reference into
Part III.



(1) Excludes value of shares of Common Stock held of record by directors and executive officers at February 27, 1995. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

                       AIRBORNE FREIGHT CORPORATION
                       1994 FORM 10-K ANNUAL REPORT

                             Table of Contents



          Part I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders
Item 4a.  Executive Officers of the Registrant



          Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure



          Part III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions



         Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K


                                  PART I

ITEM 1.   BUSINESS
------------------
a)   General Development of Business
     -------------------------------
     Airborne Freight Corporation (herein referred to as "Airborne Express" or the "Company", which reference shall include its subsidiaries and their assets and operations, unless the context clearly indicates otherwise) was incorporated in Delaware on May 10, 1968. The Company is an air express company and air freight forwarder that expedites shipments of all sizes to destinations throughout the United States and most foreign countries.

     The Company holds a certificate of registration issued by the United States Patent and Trademark Office for the service mark AIRBORNE EXPRESS. Most public presentation of the Company carries this name. The purpose of using this trade name is to more clearly communicate to the market place the primary nature of the business of the Company.

     ABX Air, Inc., the Company's principal wholly-owned subsidiary (herein referred to as "ABX"), was incorporated in Delaware on January 22, 1980. ABX provides domestic express cargo service and cargo service to Canada. The Company is the sole customer of ABX for this service. ABX also offers limited charter service.

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

Domestic Operations
-------------------
     The Company's domestic operations, supported by over 250 facilities, primarily involve express door-to-door delivery of small packages and documents weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, electronic and computer parts, software, machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

     The Company's primary service is its overnight express product. This product, which comprised approximately 63% of the Company's domestic shipments during 1994, generally provides for before noon delivery on the next business day to most metropolitan cities in the United States. The Company also provides Saturday and holiday pickup and delivery service for most cities.

     The Company offers a deferred service product, Select Delivery Service ("SDS"), which provides for next afternoon or second day delivery. The SDS product expands the Company's product offering and introduces new customers to air express services. SDS service generally provides for shipments weighing five pounds or less to be delivered on a next afternoon basis with shipments weighing more than five pounds being delivered on a second day basis. SDS shipments, which comprised approximately 37% of total domestic shipments during 1994, are generally lower priced than the overnight express product reflecting the less time sensitive nature of the shipments.

     While the Company's domestic airline system is designed primarily to handle express shipments, any available capacity is also utilized to carry shipments which the Company would normally move on other carriers in its role as an air freight forwarder.

Pickup and Delivery
-------------------
     The Company accomplishes its door-to-door pickup and delivery service using approximately 11,300 radio-dispatched delivery vans and trucks, of which approximately 4,100 are owned by the Company. Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

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

     Because convenience is an important factor in attracting business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations. The Company has approximately 8,500 boxes in service.

Sort Facilities
---------------
     The Company's main sort center is located in Wilmington, Ohio. As express delivery volume has increased, the main sort center has been expanded. The sort center currently has the capacity to handle 830,000 pieces during the primary 2-1/2 hour nightly sort operation. In 1995, the Company plans to expand the nightly sort capacity to handle 865,000 pieces. On average, approximately 689,000 pieces were sorted each weekday night at the sort center during the fourth quarter of 1994. In addition to the sort facilities, the Wilmington location consists of a Company-owned airport which includes maintenance, storage, training and refueling facilities; and operations and administrative offices.

     The Company also conducts a daylight sort operation at Wilmington. The day sort services SDS shipments weighing in excess of five pounds that are consolidated at certain regional hub facilities and either flown or trucked into or out of Wilmington.

     The operation of the Wilmington facility is critical to the Company's business. The inability to use the Wilmington airport, because of bad weather or other factors, would have a serious adverse effect on the Company's service. However, contingency plans, including landing at nearby airports and transporting packages to and from the sort center by truck, can be implemented to address temporary inaccessibility of the Wilmington airport.

     In addition to the main sort facility at Wilmington, ten regional hub facilities have been established primarily to sort shipments originating and having a destination within approximately a 300 mile radius of a regional hub.

     In the fourth quarter of 1994, approximately 61% and 16% of total shipment weight was handled through the night sort and day sort operations at Wilmington, respectively, with the remaining 23% being handled exclusively by the regional hubs.

Shipment Routing
----------------
     The logistical means of moving a shipment from its origin to destination are determined by several factors. Shipments are routed differently depending on shipment product type, weight, geographic distances between origin and destination, and locations of Company stations relative to the locations of sort facilities. Shipments generally are moved between stations and sort facilities on either Company aircraft or contracted trucks. Certain shipments are transported airport-to-airport on commercial air carriers.

     Overnight express shipments and SDS shipments weighing five pounds or less are picked up by local stations and generally consolidated with other stations' shipments at Company airport facilities. Shipments that are not serviced through regional hubs are loaded on Company aircraft departing each weekday evening from various points within the United States and Canada. These aircraft may stop at other airports to permit additional locations and feeder aircraft to consolidate their cargo onto the larger aircraft before completing the flight to the Wilmington hub. The aircraft are scheduled to arrive at Wilmington between approximately 11:30 p.m. and 3:00 a.m. at which time the shipments are sorted and reloaded. The aircraft are scheduled to depart before 6:00 a.m. and return to their applicable destinations in time to complete scheduled next business morning or next afternoon service commitments. The Wilmington hub also receives shipments via truck from selected stations in the vicinity of the Wilmington hub for integration with the nightly sort process.

     For the daylight sort operation, generally 5 aircraft return to Wilmington from overnight service destinations on Tuesday through Thursday. These aircraft, and trucks from six regional hubs, arrive at Wilmington between 10:00 a.m. and noon, at which time shipments are sorted and reloaded on the aircraft or trucks by 3:00 p.m. for departure and return to their respective destinations.

     The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both overnight express and SDS shipments. This sort is supported by 11 Company aircraft and by trucks.

Aircraft
--------
     The Company acquires and utilizes used aircraft manufactured in the late 1960s and early 1970s. Upon acquisition, the aircraft are substantially modified by the Company. At the end of 1994, the Company's in-service fleet consisted of a total of 97 aircraft, including 29 DC-8s (consisting of 10 series 61, 6 series 62 and 13 series 63), 57 DC-9s (consisting of 2 series 10, 39 series 30 and 16 series 40), and 11 YS-11 turboprop aircraft. The Company owns the majority of the aircraft it operates, but has completed sale-leaseback transactions with respect to six DC-8 and six DC-9 aircraft. In addition, approximately 70 smaller aircraft are chartered nightly to connect small cities with Company aircraft that then operate to and from Wilmington.

     At year end 1994, the nightly lift capacity of the system was about
3.1 million pounds versus approximately 2.8 million pounds and 2.4 million pounds at the end of 1993 and 1992, respectively. Over the past several years the Company's utilization of available lift capacity has exceeded 80%.

     In response to increased public awareness regarding the operation of older aircraft, the Federal Aviation Administration ("FAA") periodically mandates additional maintenance requirements for certain aircraft, including the type operated by the Company. Currently, the Company's DC-8 and DC-9 series aircraft are undergoing structural inspections for corrosion as required by an Airworthiness Directive ("AD") issued by the FAA. The inspections are required to be completed by July 1995 for DC-9 series aircraft, and September 1995 for DC-8 series aircraft. Inspections and necessary repairs required by the AD have been completed on 42 DC-9 series aircraft and 25 DC-8 series aircraft as of December 31, 1994. The Company anticipates completing the remaining inspections by the required compliance dates without materially impacting operations or the financial position of the Company. However, the FAA may, in the future, impose additional requirements with respect to maintenance procedures and practices for aircraft and engines of the type operated by the Company or interpret existing rules in a manner which could have a material adverse effect on the Company's operations and financial position.

     In accordance with federal law and FAA regulations, only subsonic turbojet aircraft classified as Stage 2 or 3 by the FAA may be operated in the United States. Generally, Stage 3 aircraft produce less noise than a comparable Stage 2 aircraft. As of December 31, 1994, 38 of the Company's turbojet aircraft (20 DC-8 and 18 DC-9 aircraft) were Stage 3 aircraft, the balance being Stage 2 aircraft.

     In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Noise Act"). Among other things, the Noise Act generally requires turbojet aircraft weighing in excess of 75,000 pounds and operating in the United States (the type of DC-8 and DC-9 aircraft operated by the Company) to comply with Stage 3 noise emission standards on or before December 31, 1999. The Company's YS-11 turboprop aircraft are not subject to these requirements. In accordance with the Noise Act, the FAA has issued regulations establishing interim compliance deadlines. These rules require air carriers to reduce the base level of Stage 2 aircraft they operate 25% by December 31, 1994; 50% by December 31, 1996; and 75% by December 31, 1998. As of December 31, 1994 the Company had reduced the base level of its Stage 2 aircraft by approximately 35% and expects to meet or exceed the compliance percentage at the second interim compliance deadline of December 31, 1996. In addition to FAA regulation, certain local airports also regulate noise compliance. See "Business - Regulation".

     The Company, in conjunction with several other companies, has developed noise suppression technology known as hush kits for its DC-9 series aircraft which have been certified to meet FAA Stage 3 requirements. Stage 3 requirements have been met on 18 DC-9 series aircraft. The capital cost for Stage 3 hush kits is approximately $1.2 million for each DC-9 series aircraft. The Company has installed hush kits which satisfy Stage 3 compliance requirements on all of its DC-8-62 and DC-8-63 series aircraft and one of its DC-8-61 series aircraft. The capital cost for these hush kits and related hardware on the DC-8-62 and 63 series aircraft varied between $750,000 and $1.4 million per aircraft. The capital cost to modify the DC-8-61 aircraft to meet Stage 3 noise standards is approximately $4.0 million per aircraft.

International Operations
------------------------
     The Company provides international express door-to-door delivery and a variety of freight services. These services are provided in most foreign countries on an inbound and outbound basis through a network of Airborne offices and independent agents. Most international deliveries are accomplished within 24 to 96 hours of pickup.

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

     The Company's international air express service is intended for the movement of non dutiable and certain dutiable shipments weighing less than 99 pounds. The Company's international air freight service handles heavier weight shipments on either an airport-to-airport, door-to-airport or door-to-door basis. In 1994, the Company began offering ocean service capabilities for customers who want a lower cost shipping option.

     The Company's strategy is to use a variable-cost approach in delivering and expanding international services to its customers. This strategy uses existing commercial airline lift capacity in connection with the Company's domestic network to move shipments to and from overseas destinations and origins. Additionally, exclusive service arrangements with independent freight and express agents have been entered into to accommodate shipments in locations not currently served by Company-owned operations. The Company currently believes there are no significant service advantages which would justify the operation of its own aircraft on international routes, or making significant investment in additional offshore facilities or ground operations. In order to expand its business at a reasonable cost, the Company continues to explore possible joint venture agreements, similar to its arrangement with Mitsui & Co., Ltd. in Japan, which combine the Company's management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners.

Customers and Marketing
-----------------------
     The Company's primary domestic strategy focuses on express services for high volume corporate customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries. As of December 31, 1994, the Company serviced approximately 400,000 active customer shipping locations.

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

     The Company's sales force currently consists of approximately 300 domestic representatives and approximately 75 international specialists. The Company's sales efforts are supported by the Marketing and International Divisions, based at the Company headquarters. Senior management is also active in marketing the Company's services to major accounts.

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

     For many of its high volume customers, the Company offers a metering device, called LIBRA II, which is installed at the customer's place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels and provides a daily shipping report. At year end 1994, the system was in use at approximately 6,800 domestic customer locations and 500 international customer locations. Use of LIBRA II not only benefits the customer directly, but also lowers the Company's operating costs, since LIBRA II shipment data is transferred into the Airborne FOCUS shipment tracking system automatically, thus avoiding duplicate data entry.

     "Customer Linkage", an electronic data interchange ("EDI") program developed for Airborne's highest volume shippers, allows customers, with their computers, to create shipping documentation at the same time they are entering orders for their goods. At the end of each day, shipping activities are transmitted electronically to the Airborne FOCUS system where information is captured for shipment tracking and billing purposes. Customer Linkage benefits the customer by eliminating repetitive data entry and paperwork and also lowers the Company's operating costs by eliminating manual data entry. EDI also includes electronic invoicing and payment remittance processing. The Company also has available a software program known as Quicklink, which significantly reduces programming time required by customers to take advantage of linkage benefits.

     In 1995, the Company plans to unveil "LIGHTSHIP-TRACKER", a PC-based tracking software, which is the Company's first in a series of new software products designed to improve customer productivity and provide convenient access to the Company's various services. LIGHTSHIP-TRACKER allows customers, working from their PCs, to view the status of and receive information regarding their shipments through access to the Airborne FOCUS system.

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

     In addition, the Company's Sky Courier business provides expedited next-plane-out, service at premium prices. Sky Courier also offers a Regional Warehousing program where customer inventories are managed at any of over 60 locations around the United States and Canada.

     The Company has obtained ISO 9000 certification for its Chicago, Philadelphia and London stations and its Seattle Headquarters. The ISO 9000 is a quality program developed by the International Standards Organization ("ISO"), based in Geneva, Switzerland. This organization provides a set of international standards on quality management and quality assurance presently recognized in 92 countries. The certification is an asset in doing business worldwide and provides evidence of the Company's commitment to excellence and quality.

Competition
-----------
     The market for the Company's services has been and is expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide reliable pickup and delivery, and value-added services.

     Federal Express continues to be the dominant competitor in the domestic express business, followed by United Parcel Service. Airborne Express currently ranks third in shipment volume behind these two companies in the domestic express business. Other domestic express competitors include the U.S. Postal Service's Express Mail Service and several other transportation companies offering next morning or next-plane-out delivery service. The Company also competes to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

     The Company believes it is important to maintain an active capital expansion program to increase capacity, improve service and increase productivity as its volume of shipments increases. However, the Company has significantly less capital resources than its two primary competitors.

     In the international markets, in addition to Federal Express and United Parcel Service, the Company competes with DHL, TNT and other air freight forwarders or carriers and most commercial airlines.

Employees
---------
     As of December 31, 1994, the Company and its subsidiaries had approximately 10,400 full-time employees and 7,000 part-time and casual employees. Approximately 4,600 full-time employees (including the Company's 560 pilots) and 3,100 part-time and casual employees are employed under union contracts, primarily with locals of the International
Brotherhood of Teamsters and Warehousemen.

Labor Agreements
----------------
     Most labor agreements covering the Company's ground personnel were renegotiated in 1994 for a four-year term expiring in 1998. Several contracts, which expired in 1994, remain unsettled although the Company believes these contracts will be settled without experiencing any significant disruption or work stoppage. The Company's pilots are covered by a contract which becomes amendable on July 31, 1995.

Subsidiaries
------------
     The Company has the following wholly-owned subsidiaries:

     1. ABX Air, Inc., a Delaware corporation, is a certificated air carrier which owns and operates the Company's domestic express cargo service. Its wholly-owned subsidiaries are as follows:

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

Regulation
----------
     The Company's operations are subject to various regulations including regulation by the United States Department of Transportation ("DOT"), the FAA, the Interstate Commerce Commission, and various other federal, state, local and foreign authorities.

     The DOT, under federal transportation statutes, grants air carriers the right to engage in domestic and international air transportation. The DOT issues certificates to engage in air transportation and has the authority to modify, suspend or revoke such certificates for cause, including failure to comply with federal law or the DOT regulations. The Company believes it possesses all necessary DOT-issued certificates to conduct its operations.

     The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance and communications.
The FAA issues operating certificates to carriers who possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft which meets the requirements for aircraft design and maintenance. The Company believes it holds all airworthiness and other FAA certificates required for the conduct of its business, although the FAA has the power to suspend or revoke such certificates for cause, including failure to comply with federal law.

     The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Noise Act provides that in the case of Stage 2 aircraft restrictions, the airport operator must notify air carriers of its intention to propose rules and satisfy the requirements of federal statutes before implementation of the rules or in the case of Stage 3 aircraft, the airport operator must obtain the carriers' or the governments' approval of the rule prior to its adoption. The Company believes the operation of its aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, if more stringent aircraft operating regulations were adopted on a widespread basis, the Company might be required to expend substantial sums, make schedule changes or take other actions.

     The Company's aircraft currently meet all known requirements for emission levels. However, under the Clean Air Act, individual states or the Federal Environmental Protection Agency (the "EPA") may adopt regulations requiring the reduction in emissions for one or more localities based on the measured air quality at such localities. The EPA has proposed regulations for portions of California calling for emission reductions through restricting the use of emission producing ground service equipment or aircraft auxilary power units. There can be no assurance, that if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on the Company.

     Under currently applicable federal aviation law, the Company's airline subsidiary could cease to be eligible to operate as an all-cargo carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens or the airline were not effectively controlled by U.S. citizens. Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-thirds of the directors and officers of an air carrier must be U.S. citizens. The Company has entered into a Rights Agreement designed, in part, to discourage a single foreign person from acquiring 20% or more, and foreign persons in the aggregate from acquiring 25% or more, of the Company's outstanding voting stock without the approval of the Board of Directors. To the best of the Company's knowledge, foreign stockholders do not control more than 25% of the outstanding voting stock. Two of the Company's officers are not U.S. citizens.

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

Financial Information Regarding International and Domestic Operations
---------------------------------------------------------------------
     Financial information relating to foreign and domestic operations for each of the three years in the period ended December 31, 1994 is presented in Note K (Segment Information) of the Notes to Consolidated Financial Statements appearing in the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.   PROPERTIES
--------------------
     The Company leases general and administrative office facilities located in Seattle, Washington.

     At year end the Company maintained 254 domestic and 7 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.

     The Company owns the airport at the Airborne Air Park, in Wilmington, Ohio. The airport currently consists of a runway, taxi-ways, aprons, buildings serving as aircraft and equipment maintenance facilities, a sort facility, storage facilities, a training center, and operations and administrative offices. The Company has in progress a significant expansion of the airpark which includes construction of a second runway, taxiways and several other facilities. This expansion should be substantially completed during 1995.

     Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes E and F of the Notes to Consolidated Financial Statements appearing in the 1994 Annual Report to Shareholders and is incorporated herein by reference.

     The Company believes its existing facilities are adequate to meet current needs.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

  Positions and Offices Presently
Name Age Held and Business Experience
---- --- ----------------------------
Robert S. Cline         57   Chairman and Chief Executive Officer (1984
                             to date); Vice Chairman and Chief Financial
                             Officer (1978 to 1984); Executive Vice
                             President and Chief Financial Officer (1973
                             to 1978); Senior Vice President, Finance
                             (1970 to 1973); Vice President, Finance
                             (1968 to 1970); Vice President, Finance,
                             Pacific Air Freight, Inc. (1966 to 1968)

Robert G. Brazier       57   President and Chief Operating Officer (1978
                             to date); Executive Vice President and Chief
                             Operating Officer (1973 to 1978); Senior
                             Vice President, Operations (1970 to 1973);
                             Vice President, Operations (1968 to 1970);
                             Vice President, Sales and Operations, Pacific
                             Air Freight, Inc. (1964 to 1968)

Roy C. Liljebeck        57   Chief Financial Officer (1984 to date);
                             Executive Vice President, Finance Division
                             (1979 to date); Senior Vice President (1973
                             to 1979); Treasurer (1968 to 1988)

Kent W. Freudenberger   54   Executive Vice President, Marketing Division
                             (1980 to date); Senior Vice President (1978
                             to 1980); Vice President (1973 to 1978)

Raymond T. Van Bruwaene 56   Executive Vice President, Field Services
                             Division (1980 to date); Senior Vice President
                             (1978 to 1980); Vice President (1973 to 1978)

John J. Cella           54   Executive Vice President, International
                             Division (1985 to date); Senior Vice President,
                             International Division (1982 to 1985); Vice
                             President, International Division (1981 to
                             1982); Vice President, Far East (1971 to 1981)

Carl D. Donaway         43   President and Chief Executive Officer, ABX Air,
                             Inc. (1992 to date); offices held in the
                             Company:  Vice President, Business Analysis
                             (1992); Vice President, Customer Support (1990
                             to 1992); Director, Customer Support (1988 to
                             1990)

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
STOCKHOLDERS MATTERS
--------------------
     The response to this Item is contained in the 1994 Annual Report to Shareholders and the information contained therein is incorporated by reference.

     On February 27, 1995 there were 1,626 shareholders of record of the Common Stock of the Company based on information provided by the Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
     The response to this Item is contained in the 1994 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
     The response to this Item is contained in the 1994 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     The response to this Item is contained in the 1994 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The response to this Item is contained in part in the Proxy Statement for the 1995 Annual Meeting of Shareholders under the captions "Election of Directors" and "Exchange Act Compliance" and the information contained therein is incorporated herein by reference.

     The executive officers of the Company are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of the Company. Additional information regarding executive officers is set forth in Part I, Item 4a.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The response to this Item is contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders under the captions "Voting at the Meeting" and "Stock Ownership of Management" and the information contained therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.
                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)1.     Financial Statements
------------------------------
     The following consolidated financial statements of Airborne Freight Corporation and its subsidiaries as contained in its 1994 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

               Consolidated Statements of Net Earnings

               Consolidated Balance Sheets

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

(a)2. Financial Statement Schedules
-----------------------------------
      Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


(a)3. Exhibits
--------------
      A)    The following exhibits are filed with this report:

EXHIBIT NO. 3  Articles of Incorporation and By-laws
----------------------------------------------------
      3(a) The Restated Certificate of Incorporation of the Company, dated as of August 4, 1987 (incorporated herein by reference from Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1987).

      3(b) The By-laws of the Company as amended to April 26, 1994 (incorporated herein by reference from Exhibit 3(b) to the Company's Form 8-K dated April 26, 1994).

EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
------------------------------------------------------------------
Including Indentures
--------------------
      4(a) Indenture dated as of September 4, 1986, between the Company and Peoples National Bank of Washington (now U.S. Bank of Washington), as trustee (and succeeded by First Trust Washington), relating to $25 million of the Company's 10% Senior Subordinated Notes due 1996 (incorporated by reference from Exhibit 4(c) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-6043, filed with the Securities and Exchange Commission on September 3, 1986).

      4(b) Note Purchase Agreement dated September 3, 1986 among the Company and the original purchasers of the Company's 10% Senior
Subordinated Notes due 1996 (incorporated by reference from Exhibit 4(d) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-6043, filed with the Securities and Exchange Commission on September 3,
1986).

      4(c) Indenture dated as of August 15, 1991, between the Company and Bank of America National Trust and Savings Association, as Trustee, with respect to the Company's 6-3/4% Convertible Subordinated Debentures due August 15, 2001 (incorporated herein by reference from Exhibit 4(i) to Amendment No. 1 to the Company's Registration Statement on Form S-3 No. 33-42044 filed with the Securities and Exchange Commission on August 15,
1991).

      4(d) First Supplemental Trust Indenture dated as of June 30, 1994 between the Company and LaSalle National Bank, as Successor Trustee, with respect to the Company's 6-3/4% Convertible Subordinated Debentures due August 15, 2001.

      4(e) Indenture dated as of December 3, 1992, between the Company and Bank of New York, as trustee, relating to the Company's 8-7/8% Notes due 2002 (incorporated herein by reference from Exhibit 4(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

      4(f) Rights Agreement, dated as of November 20, 1986 between the Company and First Jersey National Bank (predecessor to First Interstate Bank, Ltd.), as Rights Agent (incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

      4(g) Certificate of Designation of Series A Participating Cumulative Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualification, Limitations and Restrictions of Such Series of Preferred
Stock of the Company (incorporated by reference   from Exhibit 2 to the
Company's Registration Statement on Form 8-A, dated November 28, 1986).

      4(h) Form of Right Certificate relating to the Rights Agreement (see 4(f) above, incorporated by reference from Exhibit 3 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

      4(i) Letter dated January 5, 1990, from the Company to First Interstate Bank, Ltd. ("FIB"), appointing FIB as successor Rights Agent under the Rights Agreement dated as of November 20, 1986, between the Company and The First Jersey National Bank (incorporated by reference from
Exhibit 4(c) to the Company's Form 10-K for the year ended December 31,
1989).

      4(j) Amendment to Rights Agreement entered into as of January 24, 1990, between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(d) to the Company's Form 10-K for the year ended December 31, 1989).

      4(k) Third Amendment to Rights Agreement entered into as of November 6, 1991 between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(a) to the Company's Form 10-K for the year ended December 31, 1991).

      4(l) 6.9% Cumulative Convertible Preferred Stock Purchase Agreement dated as of December 5, 1989, among the Company, Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., and Tonami Transportation Co., Ltd. (incor porated herein by reference from Exhibit 4(b) to the Company's Form 10-K for the year ended December 31, 1989).

    4(m)    Amendments to the above Stock Purchase Agreement irrevocably waiving all demand registration rights and relinquishing the right of Mitsui & Co., Ltd. to designate a representative to Airborne's Board of Directors, and resignation of T. Kokai from said Board (incorporated herein by reference from Amendment No. 1 to Schedule 13D of Mitsui & Co., Ltd., Intermodal Terminal, Inc. (assignee of Mitsui & Co. (USA) Inc.) and Tonami Transportation Co., Ltd., filed with the Securities & Exchange Commission on December 21, 1993).

      4(n) Certificate of Designation of Preferences of Preferred Shares of Airborne Freight Corporation, as filed on January 26, 1990, in the Office of the Secretary of the State of Delaware (incorporated herein by reference from Exhibit 4(a) to the Company's Form 10-K for the year ended December 31, 1989).

EXHIBIT NO. 10 Material Contracts
---------------------------------
Executive Compensation Plans and Agreements
-------------------------------------------
      10(a) 1979 Airborne Freight Corporation Key Employee Stock Option and Stock Appreciation Rights Plan, as amended through February 2, 1987 (incorporated by reference from Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1986).

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

      10(e) Airborne Freight Corporations Directors Stock Option Plan (incorporated herein by reference from the Addendum to the Company's Proxy Statement for the 1991 Annual Meeting of Shareholders).

      10(f) Airborne Express Executive Deferral Plan dated January 1, 1992 (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1991).

      10(g) Airborne Express Supplemental Executive Retirement Plan dated January 1, 1992 (incorporated by reference from Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1991).

      10(h) Airborne Express 1994 Executive Management Incentive
Compensation Plan.

      10(i) Airborne Express 1995-1999 Executive Incentive Compensation
Plan.

      10(j) Employment Agreement dated December 15, 1983, as amended November 20, 1986, between the Company and Mr. Robert G. Brazier, President and Chief Operating Officer (incorporated by reference from Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1986).
Identical agreements exist between the Company and the other six executive officers.

      10(k) Employment Agreement dated November 20, 1986 between the Company and Mr. Lanny H. Michael, then Vice President, Treasurer and Controller (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1986). Identical agreements exist between the Company and 25 other officers of the Company. In addition, the Company's principal subsidiary, ABX Air, Inc., has entered into substantially identical agreements with seven of its officers.

            Other Material Contracts
            ------------------------
      10(l) $240,000,000 Revolving Loan Facility dated as of November 19, 1993 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., ABN
AMRO Bank N.V., United States National Bank of Oregon, Seattle-First
National Bank, CIBC Inc., Continental Bank N.A., Bank of America National
Trust and Savings Association, The Bank of New York, NBD Bank, N.A., as banks and Wachovia Bank of Georgia, N.A., as agent (incorporated herein by reference from Exhibit 10(k) to the Company's Form 10-K for the year ended December 31, 1993).

      10(m) Letter dated December 5, 1989, to the Company from Mitsui & Co., Ltd. ("Mitsui"), relating to Mitsui's commitment to provide the Company and ABX Air, Inc., a $100 million aircraft financing facility, as modified by that certain Supplement thereto entered into as of March 15, 1990 (incorporated herein by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1989).

      10(n) Shareholders Agreement entered into as of February 7, 1990, among the Company, Mitsui & Co., Ltd., and Tonami Transportation Co., Ltd., relating to joint ownership of Airborne Express Japan, Inc. (incorporated herein by reference from Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1989).

EXHIBIT NO. 11 Statement Re Computation of Per Share Earnings
-------------------------------------------------------------
      11    Statement re computation of earnings per share

EXHIBIT NO. 12 Statements Re Computation of Ratios
--------------------------------------------------
      12    Statement re computation of ratio of senior long-term debt and total long-term debt to total capitalization

EXHIBIT NO. 13 Annual Report to Security Holders
------------------------------------------------
      13    Portions of the 1994 Annual Report to Shareholders of Airborne
Freight Corporation

EXHIBIT NO. 21 Subsidiaries of the Registrant
---------------------------------------------
      21    The subsidiaries of the Company are listed in Part I of this report on Form 10-K for the year ended December 31, 1994.

EXHIBIT NO. 23 Consents of Experts and Counsel
----------------------------------------------
      23    Independent Auditors' Consent and Report on Schedules

EXHIBIT NO. 27 Financial Data Schedule
--------------------------------------
      27    Financial Data Schedule

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

                                   AIRBORNE FREIGHT CORPORATION


                                   By /S/ ROBERT S. CLINE
                                   ----------------------
                                   Robert S. Cline
                                   Chief Executive Officer


                                   By /S/ ROBERT G. BRAZIER
                                   ------------------------
                                   Robert G. Brazier
                                   Chief Operating Officer


                                   By /S/ ROY C. LILJEBECK
                                   -----------------------
                                   Roy C. Liljebeck
                                   Chief Financial Officer


                                   By /S/ LANNY H. MICHAEL
                                   -----------------------
                                   Lanny H. Michael
                                   Treasurer and Controller

Date:     March 29, 1995

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


/S/ WILLIAM SWINDELLS                   /S/ HAROLD M. MESSMER, JR.
------------------------                ------------------------
William Swindells (Director)            Harold M. Messmer, Jr. (Director)


/S/ ROBERT G. BRAZIER                   /S/ RICHARD M. ROSENBERG
------------------------                ------------------------
Robert G. Brazier (Director)            Richard M. Rosenberg (Director)


/S/ ROBERT S. CLINE
------------------------
Robert S. Cline (Director)



Date:    March 29, 1995

                       AIRBORNE FREIGHT CORPORATION
                             AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)

Column A                       Column B    Column C    Column D    Column E
--------                       --------    --------    --------    --------
                                           Additions
                               Balance at  Charged to              Balance at
                               Beginning   Costs and               End
Description                    of Period   Expenses    Deductions  of Period
-----------                    --------    --------    ----------  --------
DEDUCTED FROM ASSETS TO WHICH THEY APPLY:

1.  Allowance for doubtful accounts -

 Year Ended December 31, 1994  $6,925      $12,631     $12,056     $7,500

 Year Ended December 31, 1993  $6,801      $11,660     $11,536     $6,925

 Year Ended December 31, 1992  $6,854      $ 9,574     $ 9,627     $6,801



                               EXHIBIT INDEX

Exhibit                                                          Page
Number  Description                                              Number
------- ------------                                             -------
(a)3.   Exhibits
---------------
  A)    The following exhibits are filed with this report:       ---


EXHIBIT NO. 3  Articles of Incorporation and By-laws
----------------------------------------------------

3(a)    The Restated Certificate of Incorporation of             ---
        the Company, dated as of August 4, 1987
        (incorporated herein by reference from Exhibit
        3(a) to the Company's Form 10-K for the year
        ended December 31, 1987).

3(b)    The By-laws of the Company as amended to                 ---
        April 26, 1994 (incorporated herein by reference
        from Exhibit 3(b) to the Company's Form 8-K dated
        April 26, 1994).


EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
------------------------------------------------------------------
Including Indentures
--------------------

4(a)    Indenture dated as of September 4, 1986, between         ---
        the Company and Peoples National Bank of Washington
        (now U.S. Bank of Washington), as trustee
        (and succeeded by First Trust Washington), relating
        to $25 million of the Company's 10% Senior
        Subordinated Notes due 1996 (incorporated by
        reference from Exhibit 4(c) to Amendment No. 1
        to the Company's Registration Statement on
        Form S-3, No. 33-6043, filed with the Securities
        and Exchange Commission on September 3, 1986).

4(b)    Note Purchase Agreement dated September 3, 1986          ---
        among the Company and the original purchasers of
        the Company's 10% Senior Subordinated Notes due
        1996 (incorporated by reference from Exhibit 4(d)
        to Amendment No. 1 to the Company's Registration
        Statement on Form S-3, No. 33-6043, filed with the
        Securities and Exchange Commission on September 3, 1986).

4(c)    Indenture dated as of August 15, 1991, between           ---
        the Company and Bank of America National Trust
        and Savings Association, as Trustee, with respect to
        the Company's 6-3/4% Convertible Subordinated
        Debentures due August 15, 2001 (incorporated
        herein by reference from Exhibit 4 (i) to Amendment
        No. 1 to the Company's Registration Statement
        on Form S-3 No. 33-42044 filed with the Securities
        and Exchange Commission on August 15, 1991).

4(d)    First Supplemental Trust Indenture dated as of           ---
        June 30, 1994 between the Company and LaSalle
        National Bank, as Successor Trustee, with respect
        to the Company's 6-3/4% Convertible Subordinated
        Debentures due August 15, 2001.

4(e)    Indenture dated as of December 3, 1992, between          ---
        the Company and Bank of New York, as trustee,
        relating to the Company's 8-7/8% Notes due 2002
        (incorporated herein by reference from Exhibit
        4(a) to Amendment No. 1 to the Company's
        Registration Statement on Form S-3, No. 33-54560
        filed with the Securities and Exchange Commission
        on December 4, 1992).

4(f)    Rights Agreement, dated as of November 20, 1986          ---
        between the Company and First Jersey National Bank
        (predecessor to First Interstate Bank, Ltd.), as
        Rights Agent (incorporated by reference from
        Exhibit 1 to the Company's Registration Statement
        on Form 8-A, dated November 28, 1986).

4(g)    Certificate of Designation of Series A                   ---
        Participating Cumulative Preferred Stock Setting
        Forth the Powers, Preferences, Rights, Qualification,
        Limitations and Restrictions of Such Series of
        Preferred Stock of the Company (incorporated by
        reference from Exhibit 2 to the Company's
        Registration Statement on Form 8-A, dated
        November 28, 1986).

4(h)    Form of Right certificate relating to the Rights         ---
        Agreement (see 4(f) above, incorporated by
        reference from Exhibit 3 to the Company's
        Registration Statement on From 8-A, dated
        November 28, 1986).

4(i)    Letter dated January 5, 1990, from the Company           ---
        to First Interstate Bank, Ltd. ("FIB"),
        appointing FIB as successor Rights Agent under the
        Rights Agreement dated as of November 20, 1986,
        between the Company and The First Jersey National
        Bank (incorporated by reference from Exhibit 4(c) to
        the Company's Form 10-K for the year ended
        December 31, 1989).

4(j)    Amendment to Rights Agreement entered into as of         ---
        January 24, 1990, between the Company and First
        Interstate Bank, Ltd. (incorporated herein by
        reference from Exhibit 4(d) to the Company's
        Form 10-K for the year ended December 31, 1989).

4(k)    Third Amendment to Rights Agreement entered into         ---
        as of November 6, 1991 between the Company and
        First Interstate Bank, Ltd. (incorporated herein
        by reference from Exhibit 4(a) to the Company's
        Form 10-K for the year ended December 31, 1991).

4(l)    6.9% Cumulative Convertible Preferred Stock              ---
        Purchase Agreement dated as of December 5, 1989,
        among the Company, Mitsui & Co., Ltd., Mitsui & Co.
        (U.S.A.), Inc., and Tonami Transportation Co., Ltd.
        (incorporated herein by reference from Exhibit 4(b)
        to the Company's Form 10-K for the year ended
        December 31, 1989).

4(l)(i) Amendments to the above Stock Purchase Agreement         ---
        irrevocably waiving all demand registration rights,
        relinquishing the right of Mitsui & Co., Ltd. to
        designate a representative to Airborne's Board of
        Directors, and resignation of T. Kokai from said
        Board (incorporated herein by reference from
        Amendment No. 1 to Schedule 13D of Mitsui & Co., Ltd.,
        Intermodal Terminal, Inc. (assignee of Mitsui & Co.
        (U.S.A.), Inc.) and Tonami Transportation Co., Ltd.,
        filed with the Securities & Exchange Commission on
        December 21, 1993).

4(m)    Certificate of Designation of Preferences of             ---
        Preferred Shares of Airborne Freight Corporation,
        as filed on January 26, 1990, in the Office of the
        Secretary of the State of Delaware (incorporated
        herein by reference from Exhibit 4(a) to the Company's
        Form 10-K for the year ended December 31, 1989).


EXHIBIT NO. 10  Material Contracts
----------------------------------
Executive Compensation Plans and Agreements
-------------------------------------------

10(a)   1979 Airborne Freight Corporation Key Employee Stock     ---
        Option and Stock Appreciation Rights Plan, as amended
        through February 2, 1987 (incorporated by reference
        from Exhibit 10(d) to the Company's Form 10-K for the
        year ended December 31, 1986).

10(b)   1983 Airborne Freight Corporation Key Employee           ---
        Stock Option and Stock Appreciation Rights Plan,
        as amended through February 2, 1987 (incorporated
        by reference from Exhibit 10(c) to the Company's
        Form 10-K for the year ended December 31, 1986).

10(c)   1989 Airborne Freight Corporation Key Employee           ---
        Stock Option and Stock Appreciation Rights Plan
        (incorporated herein by reference from Exhibit
        10(d) to the Company's Form 10-K for the year
        ended December 31, 1989).

10(d)   1994 Airborne Freight Corporation Key Employee           ---
        Stock Option and Stock Appreciation Rights Plan
        (incorporated herein by reference from the
        Addendum to the Company's Proxy Statement for the
        1994 Annual Meeting of Shareholders).

10(e)   Airborne Freight Corporation Directors Stock             ---
        Option Plan (incorporated herein by reference from
        the Addendum to the Company's Proxy Statement for
        the 1991 Annual Meeting of Shareholders).

10(f)   Airborne Express Executive Deferral Plan dated           ---
        January 1, 1992 (incorporated by reference from
        Exhibit 10(b) to the Company's Form 10-K for the
        year ended December 31, 1991).

10(g)   Airborne Express Supplemental Executive Retirement       ---
        Plan dated January 1, 1992 (incorporated by
        reference from Exhibit 10(c) to the Company's Form
        10-K for the year ended December 31, 1991).

10(h)   Airborne Express 1994 Executive Management               ---
        Incentive Compensation Plan.

10(i)   Airborne Express 1995-1999 Executive Incentive           ---
        Compensation Plan.

10(j)   Employment Agreement dated December 15, 1983, as         ---
        amended November 20, 1986, between the Company and
        Mr. Robert G. Brazier, President and Chief Operating
        Officer (incorporated by reference from Exhibit 10(a)
        to the Company's Form 10-K for the year ended
        December 31, 1986).  Identical agreements exist
        between the Company and the other six executive
        officers.


10(k)   Employment Agreement dated November 20, 1986             ---
        between the Company and Mr. Lanny H. Michael, then
        Vice President, Treasurer and Controller
        (incorporated by reference from Exhibit 10(b)
        to the Company's Form 10-K for the year ended
        December 31, 1986).  Identical agreements exist
        between the Company and 25 other officers of the
        Company.  In addition, the Company's principal
        subsidiary, ABX Air, Inc., has entered into
        substantially identical agreements with seven of
        its officers.

 Other Material Contracts
 ------------------------
10(l)   $240,000,000 Revolving Loan Facility dated as of         ---
        November 19, 1993 among the Company, as borrower,
        and Wachovia Bank of Georgia, N.A., ABN AMRO
        Bank N.V., United States National Bank of Oregon,
        Seattle-First National Bank, CIBC Inc., Continental
        Bank N.A., Bank of America National Trust and Savings
        Association, The Bank of New York, NBD Bank, N.A., as
        banks and Wachovia Bank of Georgia, N.A., as agent
        (incorporated herein by reference from Exhibit 10(k)
        to the Company's Form 10-K for the year ended
        December 31, 1993).

10(m)   Letter dated December 5, 1989, to the Company from       ---
        Mitsui & Co., Ltd. ("Mitsui"), relating to Mitsui's
        commitment to provide the Company and ABX Air, Inc.,
        a $100 million aircraft financing facility, as
        modified by that certain Supplement thereto entered
        into as of March 15, 1990 (incorporated herein by
        reference from Exhibit 10(b) to the Company's Form
        10-K for the year ended December 31, 1989).

10(n)   Shareholders Agreement entered into as of                ---
        February 7, 1990, among the Company, Mitsui & Co.,
        Ltd., and Tonami Transportation Co., Ltd., relating
        to joint ownership of Airborne Express Japan, Inc.
        (incorporated herein by reference from Exhibit 10(c)
        to the Company's Form 10-K for the year ended
        December 31, 1989).


EXHIBIT NO. 11  Statement Re Computation of Per Share Earnings
--------------------------------------------------------------

11      Statement re computation of earnings per share           ---


EXHIBIT NO. 12  Statements Re Computation of Ratios
--------------------------------------------------

12      Statement re computation of ratio of senior              ---
        long-term debt and total long-term debt to
        total capitalization


EXHIBIT NO. 13  Annual Report to Security Holders
------------------------------------------------

13      Portions of the 1994 Annual Report to Shareholders       ---
        of Airborne Freight Corporation


EXHIBIT NO. 21  Subsidiaries of the Registrant
----------------------------------------------

21      The subsidiaries of the Company are listed in            ---
        Part I of this report on Form 10-K for the year
        ended December 31, 1994.


EXHIBIT NO. 23  Consents of Experts and Counsel
-----------------------------------------------

23      Independent Auditors' Consent and Report on              ---
        Schedules


EXHIBIT NO. 27  Financial Data Schedule
---------------------------------------

27      Financial Data Schedule                                  ---


      All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)     Reports on Form 8-K
---------------------------
        None                                                     ---
