Form 10-Q
period 1995-03-31
AIRBORNE FREIGHT CORP /DE/
filed 1995-05-12
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1995

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

    Common Stock, par value $1 per share
    Outstanding (net of 315,150 treasury shares)
       as of March 31, 1995                     21,050,336 shares
                                                -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1995           1994
                                                 ----           ----
REVENUES:
   Domestic                                     $442,177       $396,884
   International                                  87,739         69,668
                                                --------       --------
                                                 529,916        466,552

OPERATING EXPENSES:
   Transportation purchased                      188,785        154,998
   Station and ground operations                 165,114        145,210
   Flight operations and maintenance              78,061         65,782
   General and administrative                     37,494         35,716
   Sales and marketing                            15,631         13,295
   Depreciation and amortization                  34,802         33,765
                                                --------       --------
                                                 519,887        448,766
                                                --------       --------
      EARNINGS FROM OPERATIONS                    10,029         17,786

INTEREST, NET                                      6,725          5,941
                                                --------       --------
      EARNINGS BEFORE INCOME TAXES                 3,304         11,845

INCOME TAXES                                       1,424          4,845
                                                --------       --------
      NET EARNINGS                                 1,880          7,000

PREFERRED STOCK DIVIDENDS                             71            584
                                                --------       --------

NET EARNINGS AVAILABLE TO COMMON                  $1,809         $6,416
SHAREHOLDERS
                                                ========       ========

NET EARNINGS PER COMMON SHARE                       $.09           $.32
                                                ========       ========

DIVIDENDS PER COMMON SHARE                      $   .075       $   .075
                                                ========       ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                               March 31      December 31
                                             ------------    -----------
                                                 1995           1994
                                                 ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   10,815     $   10,318
  Trade accounts receivable, less allowance      217,635        221,788
of $7,550 and $7,500
  Spare parts and fuel inventory                  29,643         28,071
  Deferred income tax assets                      12,862         12,458
  Prepaid expenses                                22,242         20,701
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        293,197        293,336

PROPERTY AND EQUIPMENT, NET                      790,662        766,346

EQUIPMENT DEPOSITS and OTHER ASSETS               18,125         18,824
                                              ----------     ----------

TOTAL ASSETS                                  $1,101,984     $1,078,506
                                              ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  121,479     $  117,194
  Salaries, wages and related taxes               41,016         43,858
  Accrued expenses                                63,853         59,053
  Income taxes payable                               104            342
  Current portion of debt                          6,079          6,018
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   232,531        226,465

LONG-TERM DEBT                                   300,168        279,422

SUBORDINATED DEBT                                118,580        118,580

DEFERRED INCOME TAX LIABILITIES                   29,656         30,402

OTHER LIABILITIES                                 28,101         31,239

REDEEMABLE PREFERRED STOCK                         3,948          5,000

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares, no shares
issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,365,486 and 21,285,924 shares       21,366         21,286
  Additional paid-in capital                     185,661        184,369
  Retained earnings                              182,944        182,714
                                              ----------     ----------
                                                 389,971        388,369
  Treasury stock, 315,150 shares, at cost           (971)          (971)
                                              ----------     ----------
                                                 389,000        387,398
                                              ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,101,984     $1,078,506
                                              ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1995           1994
                                                 ----           ----
OPERATING ACTIVITIES:
  Net Earnings                                  $  1,880       $  7,000
  Adjustments to reconcile net earnings to
net cash provided by operating activities:
     Depreciation and amortization                32,335         31,319
     Provision for aircraft engine                 2,467          2,446
overhauls
     Deferred income taxes                        (1,150)        (1,006)
     Other                                        (3,175)        (3,495)
                                                --------       --------
  CASH PROVIDED BY OPERATIONS                     32,357         36,264

     Change in:
       Receivables                                 4,153        (10,448)
       Inventories and prepaid expenses           (3,113)         1,183
       Accounts payable                            4,285          6,133
       Accrued expenses, salaries and taxes        1,720          7,321
payable
                                                --------       --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       39,402         40,453

INVESTING ACTIVITIES:
  Additions to property and equipment            (55,588)       (49,106)
  Dispositions of property and equipment              55             39
  Expenditures for engine overhauls               (2,555)          (676)
  Other                                             (291)        (1,443)
                                                --------       --------
  NET CASH USED IN INVESTING ACTIVITIES          (58,379)       (51,186)

FINANCING ACTIVITIES:
  Proceeds on bank notes, net                     33,700          6,200
  Principal payments on debt                     (12,893)          (453)
  Proceeds from common stock issuance                320          2,636
  Dividends paid                                  (1,653)        (2,149)
                                                --------       --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES       19,474          6,234
                                                --------       --------

NET INCREASE (DECREASE) IN CASH                      497         (4,499)

CASH AT JANUARY 1                                 10,318          7,134
                                                --------       --------
CASH AT MARCH 31                                $ 10,815       $  2,635
                                                ========       ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995
                                (Unaudited)

NOTE A--SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 1995 presentation.

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:
                                              March 31     December 31
                                                1995           1994
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $170,000       $135,000
  Notes payable                                15,700         17,000
  Senior notes                                100,000        100,000
  Revenue bonds                                13,200         13,200
  Other debt                                    3,777         16,670
                                             --------       --------
                                              302,677        281,870

Subordinated debt:
  Senior subordinated notes                     7,150          7,150
  Convertible subordinated debentures         115,000        115,000
                                             --------       --------
                                              122,150        122,150
                                             --------       --------
Total long-term debt                          424,827        404,020
Less current portion                            6,079          6,018
                                             --------       --------
                                             $418,748       $398,002
                                             ========       ========

NOTE C--EARNINGS PER COMMON SHARE:

Net earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of employee stock options. Fully diluted earnings per common share are the same as net earnings per common share for the interim periods presented herein. Average common shares outstanding used in earnings per share computations at March 31, 1995 and 1994 were 21,184,000 and 20,173,000, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the first quarter of 1995 resulted in significantly lower operating income and net earnings compared to the first quarter of 1994. Domestic yields were negatively impacted by a decline in the average weight per shipment. Coupled with the higher growth rate of lower yielding deferred service shipments, this resulted in a higher than normal decline in the average revenue per domestic shipment. Operating costs per shipment were lowered during the quarter, aided by strong productivity improvement. However, the operating cost decreases were not adequate to keep pace with the decline in average revenue per shipment.

Net earnings available to common shareholders for the first quarter of 1995 were $1.8 million, or $.09 per share, compared to $6.4 million, or $.32 per share for the first quarter of 1994.

   The following table sets forth selected shipment and revenue data for the periods indicated:
                                        Three Months Ended March 31
                                        ---------------------------
                                            1995           1994
                                            ----           ----
Shipments (in thousands):
   Domestic
     Overnight
       Letters                              9,130          8,476
       0-2 Lbs.                            12,013         10,788
       3-99 Lbs.                           10,472          9,628
                                           ------         ------
                                           31,615         28,892
     Select Delivery Service
       0-2 Lbs.                            13,903          9,566
       3-99 Lbs.                            7,676          5,782
                                           ------         ------
                                           21,579         15,348
       100 Lbs. and over                       81             86
                                           ------         ------
     Total Domestic                        53,275         44,326
                                           ------         ------
   International
     Express                                  936            804
     All Other                                130            112
                                           ------         ------
   Total International                      1,066            916
                                           ------         ------
   Total Shipments                         54,341         45,242
                                           ======         ======
Average Pounds per Shipment:
   Domestic                                   4.5            4.7
   International                             67.8           61.5

Average Revenue per Pound:
   Domestic                                $ 1.82         $ 1.90
   International                           $ 1.22         $ 1.23

Average Revenue per Shipment:
   Domestic                                $ 8.29         $ 8.95
   International                           $82.31         $76.06


Total shipments increased 20% in the first quarter of 1995 compared to 18% in the first quarter of 1994. Total revenues increased 14% in the first quarter of 1995 compared to 17% in 1994.

Domestic shipments increased 20% in the first quarter of 1995 compared to 18% for the same period of 1994. The growth in domestic shipments continued to be aided by strong growth in the Company's deferred service product, Select Delivery Service (SDS). For the first quarter of 1995, SDS accounted for over 40% of total domestic shipments, compared to 35% for the first quarter of 1994. Domestic overnight shipment growth was 9% in the first quarter of 1995 compared to 11% for the same period in 1994.

Domestic revenues increased 11% in the first quarter of 1995, compared to 15% in 1994. Revenue growth was negatively impacted by a 3.5% decline in the average weight per domestic shipment. This decline in average weight in combination with the trend of a higher growth rate in lower yielding SDS shipments, resulted in a decrease in the average revenue per domestic shipment of more than 7.5% to $8.29 per shipment in the first quarter of 1995 versus $8.95 in 1994. The decline in average weight per shipment is assumed to be due to the market place adjusting to current inventory levels and economic conditions. The stabilization of domestic weight per shipment and related revenue per shipment yields will be key to quarterly results in upcoming quarters of 1995.

International shipments increased 16% in the first quarter of 1995 compared to 9% in 1994. The growth in international shipments continues to be aided by the growth in higher yielding freight shipments which increased 16% in the first quarter of 1995 compared to 19% for the same period of 1994. International revenues increased 26% in the first quarter of 1995 compared to 32% in 1994. International revenue per shipment and the average weight per shipment increased significantly as a result of the continued strong unit growth in higher yielding freight shipments.

Operating expenses as a percentage of revenues were 98.1% for the first quarter of 1995 compared to 96.2% in the first quarter of 1994 and 95.5% for all of 1994. Operating cost per shipment handled decreased 3.5% for the first quarter of 1995 compared to 2% decrease in 1994. During the early part of the first quarter of 1994, operating expenses were negatively impacted by severe winter weather and the California earthquake. The Company experienced a 9.5% improvement in productivity for the first quarter of 1995, as measured by shipments handled per paid employee hour, compared to 6% in first quarter of 1994. Comparisons of certain operating expense components are discussed below.

Transportation purchased increased as a percentage of revenues to 35.6% in the first quarter of 1995 compared to 33.2% in 1994. This increase was primarily due to additional commercial airline costs resulting from the growth in international freight shipments discussed above.

Station and ground expense as a percentage of revenues was 31.2% in the first quarter of 1995 which is comparable to the first quarter of 1994, as productivity gains achieved offset any inflationary pressures on costs.

Flight operations and maintenance expense as a percentage of revenues during the first quarter of 1995 was 14.7%, compared to 14.1% in the first quarter of 1994. The average aviation fuel price for the first quarter of 1995 was $.59 per gallon compared to $.60 per gallon in the first quarter of 1994. Aviation fuel consumption increased to 33.7 million gallons in the first quarter of 1995, a 12% increase compared to the first quarter of 1994. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the first quarter in 1994. The effect of comparatively lower average fuel costs in the first quarter of 1995 was offset by higher aircraft maintenance costs. The Company anticipates aircraft maintenance costs in the second quarter of 1995 will be comparable to the first quarter costs, but will decrease as a percent of revenues in the third and fourth quarters.

The increased number of aircraft in service also accounted for the increase in depreciation and amortization expense in the first quarter of 1995.

General and administrative and sales and marketing expenses on a combined basis decreased as a percentage of revenues in the first quarter of 1995 compared to 1994. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

Interest expense in the first quarter of 1995 was higher than the same period of 1994. This increase was the result of slightly higher average outstanding borrowings combined with higher effective interest rates.

The Company's effective tax rate was 43.1% in the first quarter of 1995 compared to 40.9% in the first quarter of 1994 and 39.6% for all of 1994. The higher effective tax rate for the first quarter of 1995 was a result of certain taxes that are not directly related to the level of earnings.

LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $235 million in 1995, of which a significant portion is related to the acquisition and modification of aircraft. During the first quarter of 1995, total capital expenditures net of dispositions were $56 million. The principal sources of liquidity for financing capital expenditures during the first quarter of 1995 were cash provided by operations and financing under the Company's bank lines of credit.

The Company's unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $45 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At March 31, 1995, a total of $185.7 million was outstanding under the revolving bank credit and money market credit lines.

The Company amended its revolving bank credit agreement effective
March 31, 1995, increasing the total commitment from $240 million to $250 million, subject to a maximum level of Company indebtedness permitted by certain covenants in the agreement and other loan agreements. The amended agreement is effective through May 31, 1998, with option to extend to May 31, 2000.

The $100 million aircraft financing facility commitment with Mitsui & Co. expired in March 1995.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1995 operations and other sources of borrowing should provide adequate flexibility to finance anticipated capital expenditures for the balance of
1995.
                        PART II. OTHER INFORMATION
                        --------------------------

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

EXHIBIT NO. 10   Material Contracts

    10. First Amendment to Revolving Loan Facility dated as of March 31, 1995 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC, Inc., National City Bank, Columbus, Bank of America National Trust and Savings Association, The Bank of New York and NBD Bank, N.A.

EXHIBIT NO. 27   Financial Data Schedule

    (b) Reports on form 8-K - A Form 8-K dated May 2, 1995, has been duly filed. The form included the following information:

        (1)  Election of Directors for terms expiring in 1998.

        (2)  Adopted the 1995 - 1999 Executive Incentive Compensation Plan

        (3) Approval of the selection of Deloitte & Touche LLP as the independent public accountants for the ensuing year.

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

Date:     5/12/95                       /s/Roy C. Liljebeck
          -------                       --------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:     5/12/95                       /s/Lanny H. Michael
          -------                       -------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
