Form 10-Q
period 1995-06-30
AIRBORNE FREIGHT CORP /DE/
filed 1995-08-11
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1995

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

     Common Stock, par value $1 per share

     Outstanding (net of 315,150 treasury shares)
        as of June 30, 1995                            21,050,336 shares
                                                       -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)
                                          Three Months Ended            Six Months Ended
                                          ------------------            ----------------
                                                June 30                      June 30
                                                -------                      -------
                                           1995        1994            1995          1994
                                           ----        ----            ----          ----
REVENUES:
  Domestic                              $452,631    $407,657       $  894,808    $ 804,541
  International                           93,309      76,885          181,048      146,553
                                        --------    --------       ----------    ---------
                                         545,940     484,542        1,075,856      951,094

OPERATING EXPENSES:
  Transportation purchased               196,726     162,534          385,511      317,532
  Station and ground operations          170,812     144,931          335,926      290,141
  Flight operations and maintenance       79,311      65,454          157,372      131,236
  General and administrative              37,019      36,552           74,513       72,268
  Sales and marketing                     16,250      14,037           31,881       27,332
  Depreciation and amortization           34,846      33,309           69,648       67,074
                                        --------    --------       ----------    ---------
                                         534,964     456,817        1,054,851      905,583
                                        --------    --------       ----------    ---------
     EARNINGS FROM OPERATIONS             10,976      27,725           21,005       45,511

INTEREST, NET                              6,964       6,069           13,689       12,010
                                        --------    --------       ----------    ---------
     EARNINGS BEFORE INCOME TAXES          4,012      21,656            7,316       33,501

INCOME TAXES                               1,750       8,593            3,174       13,438
                                        --------    --------       ----------    ---------
  NET EARNINGS                             2,262      13,063            4,142       20,063

PREFERRED STOCK DIVIDENDS                     68         103              139          687
                                        --------    --------       ----------    ---------
  NET EARNINGS AVAILABLE
    TO COMMON SHAREHOLDERS              $  2,194    $ 12,960       $    4,003    $  19,376
                                        ========    ========       ==========    =========

NET EARNINGS PER COMMON SHARE:
  Primary -                             $    .10    $    .61       $      .19    $     .93
                                        ========    ========       ==========    =========
  Fully Diluted -                       $    .10    $    .57       $      .19    $     .89
                                        ========    ========       ==========    =========
DIVIDENDS PER COMMON SHARE              $   .075    $   .075       $      .15    $     .15
                                        ========    ========       ==========    =========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                             June 30    December 31
                                             -------    -----------
                  ASSETS
                  ------                       1995         1994
                                               ----         ----
                                           (Unaudited)
CURRENT ASSETS:
  Cash                                     $   14,451   $   10,318
  Trade accounts receivable,
    less allowance of $7,550 and $7,500       219,887      221,788
  Spare parts and fuel inventory               30,845       28,071
  Deferred income tax assets                   13,040       12,458
  Prepaid expenses                             20,865       20,701
                                           ----------   ----------
     TOTAL CURRENT ASSETS                     299,088      293,336

PROPERTY AND EQUIPMENT, NET                   806,832      766,346

EQUIPMENT DEPOSITS and OTHER ASSETS            18,557       18,824
                                           ----------   ----------
TOTAL ASSETS                               $1,124,477   $1,078,506
                                           ==========   ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                         $  111,649   $  117,194
  Salaries, wages and related taxes            45,299       43,858
  Accrued expenses                             59,889       59,053
  Income taxes payable                            348          342
  Current portion of debt                       6,152        6,018
                                           ----------   ----------
     TOTAL CURRENT LIABILITIES                223,337      226,465

LONG-TERM DEBT                                334,397      279,422
SUBORDINATED DEBT                             115,000      118,580
DEFERRED INCOME TAX LIABILITIES                29,806       30,402
OTHER LIABILITIES                              28,374       31,239
REDEEMABLE PREFERRED STOCK                      3,948        5,000
SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares,
   no shares issued
  Common stock, par value $1 per share -
   Authorized 60,000,000 shares
   Issued 21,365,486 and 21,285,924 shares     21,366       21,286
  Additional paid-in capital                  185,661      184,369
  Retained earnings                           183,559      182,714
                                           ----------   ----------
                                              390,586      388,369
  Treasury stock, 315,150 shares, at cost        (971)        (971)
                                           ----------   ----------
                                              389,615      387,398
                                           ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,124,477   $1,078,506
                                           ==========   ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                         June 30
                                                     ----------------
                                                     1995        1994
                                                     ----        ----
OPERATING ACTIVITIES:
 Net Earnings                                     $  4,142    $ 20,063
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                    64,689      62,119
   Provision for aircraft engine overhauls           4,959       4,955
   Deferred income taxes                            (1,178)        301
   Other                                            (2,791)     (2,920)
                                                  --------    --------
     CASH PROVIDED BY OPERATIONS                    69,821      84,518
   Change in:
    Receivables                                      1,901     (13,544)
    Inventories and prepaid expenses                (2,938)      3,620
    Accounts payable                                (5,545)     12,218
    Accrued expenses, salaries & taxes payable       2,283       2,437
                                                  --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      65,522      89,249

INVESTING ACTIVITIES:
 Additions to property and equipment              (106,098)    (94,267)
 Dispositions of property and equipment                340         755
 Expenditures for engine overhauls                  (3,922)     (3,064)
 Other                                                (257)       (889)
                                                  --------    --------
     NET CASH USED IN INVESTING ACTIVITIES        (109,937)    (97,465)

FINANCING ACTIVITIES:
 Proceeds from bank note borrowings, net            68,600      47,000
 Principal payments on debt                        (17,071)    (38,838)
 Proceeds from common stock issuance                   320       2,803
 Dividends paid                                     (3,301)     (3,838)
                                                  --------    --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      48,548       7,127
                                                  --------    --------
NET INCREASE (DECREASE) IN CASH                      4,133      (1,089)

CASH AT JANUARY 1                                   10,318       7,134
                                                  --------    --------
CASH AT JUNE 30                                   $ 14,451    $  6,045
                                                  ========    ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995
                                (Unaudited)


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

NOTE B--LONG-TERM DEBT:

     Long-term debt consists of the following:

                                             June 30    December 31
                                             -------    -----------
                                               1995         1994
                                               ----         ----
                                                (In thousands)
Senior debt:
  Revolving bank credit                      $219,000     $135,000
  Notes payable                                 1,600       17,000
  Senior notes                                100,000      100,000
  Revenue bonds                                13,200       13,200
  Other debt                                    3,169       16,670
                                             --------     --------
                                              336,969      281,870
Subordinated debt:
  Senior subordinated notes                     3,580        7,150
  Convertible subordinated debentures         115,000      115,000
                                             --------     --------
                                              118,580      122,150
                                             --------     --------
Total long-term debt                          455,549      404,020
Less current portion                            6,152        6,018
                                             --------     --------
                                             $449,397     $398,002
                                             ========     ========


NOTE C--EARNINGS PER COMMON SHARE:

     Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

     Fully diluted earnings per share for the three and six months ended June 30, 1995 are the same as primary earnings per share. Fully diluted earnings per share for the three and six month period ended June 30, 1994, assumes conversion of the Company's redeemable preferred stock and convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of preferred stock dividends and interest expense, net of applicable taxes, relative to the assumed conversion was $14,128,000 and $22,193,000 for the three and six month periods, respectively.

     Average shares outstanding used in earnings per share computations were as follows:

                              Three Months Ended     Six Months Ended
                              ------------------     ----------------
                                   June 30               June 30
                                   -------               -------
                               1995       1994       1995       1994
                               ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING
  Primary                      21,178     21,404     21,182     20,788
  Fully Diluted                21,180     24,900     21,182     24,900




                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

     The Company's operating performance in the second quarter of 1995 resulted in significantly lower operating income and net earnings compared to the second quarter of 1994. During the second quarter of 1995, the Company experienced similar pressures on the average weight and revenue per domestic shipment as were experienced in the first quarter of 1995, although the downward trend stabilized during the second quarter.

     Net earnings available to common shareholders for the second quarter of 1995 were $2.2 million, or $.10 per share, compared to $13.0 million, or $.61 per share, for the second quarter of 1994. Net earnings were $4.0 million, or $.19 per share for the first six months of 1995, compared to $19.4 million, or $.93 per share for the corresponding period in 1994.

     Earnings per share on a fully diluted basis for the second quarter of 1995 and 1994 were $.10 and $.57, respectively, and for the first six months of 1995 were $.19 compared to $.89 for the corresponding period in 1994.

     The following table sets forth selected shipment and revenue data for the periods indicated:
                               Three Months Ended      Six Months Ended
                               ------------------      ----------------
                                    June 30                June 30
                                    --------               -------
                                 1995       1994        1995       1994
                                 ----       ----        ----       ----
Shipments (in thousands):
  Domestic
    Overnight
      Letters                    9,017      8,498      18,147     16,974
      0-2 Lbs.                  12,208     11,002      24,221     21,790
      3-99 Lbs.                 10,509      9,670      20,981     19,298
                                ------     ------     -------     ------
                                31,734     29,170      63,349     58,062
    Select Delivery Service
      0-2 Lbs.                  14,558     10,132      28,461     19,698
      3-99 Lbs.                  8,143      6,024      15,819     11,806
                                ------     ------     -------     ------
                                22,701     16,156      44,280     31,504
      100 Lbs. & over               81         90         162        176
                                ------     ------     -------     ------
  Total Domestic                54,516     45,416     107,791     89,742
                                ------     ------     -------     ------
  International
    Express                      1,013        859       1,949      1,663
    All Other                      142        122         272        234
                                ------     ------     -------     ------
  Total International            1,155        981       2,221      1,897
                                ------     ------     -------     ------
  Total Shipments               55,671     46,397     110,012     91,639
                                ======     ======     =======     ======

Average Pounds per Shipment:
  Domestic                        4.5         4.8         4.5        4.7
  International                  62.5        64.9        65.0       63.2

Average Revenue per Pound:
  Domestic                      $ 1.80     $ 1.87      $ 1.81     $ 1.89
  International                 $ 1.30     $ 1.20      $ 1.26     $ 1.21

Average Revenue per
Shipment:
  Domestic                      $ 8.27     $ 8.98      $ 8.28     $ 8.97
  International                 $80.79     $78.37      $81,52     $77.26


     Total shipments increased 20% in the second quarter of 1995 compared to an increase of 16% in the second quarter of 1994. Domestic and international shipments increased 20% and 18%, respectively, during this period of 1995 compared to 16% and 11%, respectively, for the corresponding period of 1994. Domestic shipments increased 20% and international shipments increased 17% in the first half of 1995 compared to 17% and 10%, respectively, for the corresponding period in 1994.

     The growth in domestic shipments continued to be aided by strong growth in the Company's deferred service product, Select Delivery Service
(SDS). For the first six months of 1995, SDS shipments increased 41% compared to an increase of 35% for 1994, accounting for over 41% of total domestic shipments in the first six months of 1995. Domestic overnight shipment growth was 9% for the first six months of 1995 and 1994, respectively.

     Domestic revenues increased 11% in both the second quarter and the first six months of 1995, compared to 12% and 13%, respectively, for the corresponding periods in 1994. Revenue growth during the first half of 1995 was negatively impacted by a decline in the average weight per domestic shipment to 4.5 pounds compared to 4.7 pounds in the first half of 1994. This decline in average weight per shipment in combination with the trend of a higher growth rate in lower yielding SDS shipments, resulted in a decrease in the average revenue per domestic shipment of approximately 7.7% to $8.28 per shipment in the first six months of 1995 compared to $8.97 in the corresponding period of 1994. During the second quarter of 1995 the Company experienced similar pressures on the average weight and average revenue per domestic shipment as were experienced in the first quarter of 1995. However, the downward trends stabilized during the second quarter.

     The growth in international shipments during the first half of 1995 was aided by the relatively balanced growth in higher yielding freight as well as express shipments. International revenues increased 21% in the second quarter of 1995 compared to 37% in 1994, and for the first half of 1995 and 1994 increased 24% and 35%, respectively. International revenue per shipment and the average weight per shipment increased during the first half of 1995 compared to the corresponding 1994 period, as a result of the continued strong unit growth in higher yielding freight shipments.

     Going forward, the Company intends to take a more aggressive pricing approach to enhance domestic revenue yields. Pricing for new business will be monitored closely. Also, pricing for existing business will be increased where not covered by existing contracts and where market conditions will allow.

     Operating expenses as a percentage of revenues were 98.0% for the first six months of 1995 compared to 95.2% in the first six months of 1994 and 95.5% for all of 1994. Operating cost per shipment handled decreased 3% to $9.59 for the first six months 1995 compared to the first six months of 1994. The operating cost per shipment for the second quarter of 1995 decreased 2.4% to $9.61, compared to the second quarter of 1994, but was slightly higher than the first quarter of 1995 cost per shipment of $9.57. The Company experienced a 6% improvement in productivity for the second quarter of 1995, compared to the second quarter of 1994, as measured by shipments handled per paid employee hour while productivity improvement for the first half of the year was approximately 8% over the corresponding period of 1994. However, operating expenses were negatively impacted during the first half of 1995 primarily due to an increase in costs in the transportation purchased category. Comparisons of certain operating expense components are discussed below.

     Transportation purchased increased as a percentage of revenues to 35.8% in the first six months of 1995 compared to 33.4% in 1994. This increase was primarily due to additional commercial airline costs resulting from the growth in international freight shipments discussed above and to higher cartage costs related to contract pickup, delivery and trucking operations.

     Station and ground expense as a percentage of revenues in the first six months of 1995 was 31.2% compared to 30.5% in the first six months of 1994. Productivity gains achieved were offset by costs incurred to maintain service integrity.

     Flight operations and maintenance expense as a percentage of revenues during the first six months of 1995 was 14.6%, compared to 13.8% in the first six months of 1994. The average aviation fuel price for the first half of 1995 was $.59 per gallon, which was also the average price per gallon in the corresponding period of 1994. Aviation fuel consumption increased to 67.9 million gallons in the first half of 1995, a 14% increase compared to the first half of 1994. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the first half in 1994. The Company incurred higher aircraft maintenance costs during the first six months of 1995 compared to the corresponding period of 1994. The Company anticipates that aircraft maintenance costs will be somewhat lower in the third and fourth quarters of this year compared to the first two quarters of 1995.

     The increased number of aircraft in service also accounted for the increase in depreciation and amortization expense which, as a percentage of revenues in the first half of 1995 was 6.5%, compared to 7.1% for the corresponding period in 1994.

     General and administrative and sales and marketing expenses on a combined basis decreased as a percentage of revenues in the first half of 1995 compared to 1994. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

     Interest expense in the first half of 1995 was higher than the corresponding period in 1994. This increase was the result of higher average outstanding borrowings combined with higher effective interest rates.

     The Company's effective tax rate was 43.4% in the first six months of 1995 compared to 40.1% in the first six months of 1994 and 39.6% for all of 1994. The higher effective tax rate for the first half of 1995 was the result of certain taxes and nondeductible expenses that are not directly related to the level of earnings.

LIQUIDITY AND CAPITAL RESOURCES:

     Capital expenditures and associated financing continued to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $230 million in 1995, of which a significant portion is related to the acquisition and modification of aircraft. During the first half of 1995, total capital expenditures net of dispositions were $106 million. The principal sources of liquidity for financing capital expenditures during the first half of 1995 were cash provided by operations and financing under the Company's bank lines of credit.

     The Company's unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At June 30, 1995, a total of $220.6 million was outstanding under the revolving bank credit and money market credit lines.

     The Company filed a registration statement for $100 million of debt securities with the Securities Exchange Commission on July 27, 1995. Management intends to complete the issuance of ten year notes under this shelf registration during the third quarter of 1995. The net proceeds from this transaction are intended to be used to pay down the Company's bank lines of credit.

     In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1995 operations and other sources of intended borrowing should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1995.



                        PART II. OTHER INFORMATION
                        --------------------------


Item 5.  Other Information.

     A Form S-3 registration statement was filed with the Securities and Exchange Commission on July 27, 1995 for Debt Securities in the amount of $100,000,000.


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


Date:             8/11/95               /s/Roy C. Liljebeck
          -------------------------     -------------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer

Date:             8/11/95               /s/Lanny H. Michael
          -------------------------     -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
