Form 10-K/A
period 1994-12-31
AIRBORNE FREIGHT CORP /DE/
filed 1995-09-01
CIK 3000

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

              --------------------------------

                         FORM 10-K/A
                  Amendment #1 to Form 10-K

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

 Registrant's telephone number including area code: 206-285-
                            4600

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


                AIRBORNE FREIGHT CORPORATION
               Amendment #1 to 1994 Form 10-K

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K dated December 31, 1994, as set forth in the pages attached hereto:

Item 14(a)3:  Exhibits

     Exhibit 13 - Annual Report to Security Holders:  1994
                  Annual Report to Shareholders of Airborne Freight Corporation has been amended to include Note M - Supplemental Guarantor Information.

     Exhibit 23 - Consents of Experts and Counsel: Independent
                  auditors' consent to the application of their opinion to Form 10-K/A.


                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIRBORNE FREIGHT CORPORATION
                                   ---------------------------------

Date: September 1, 1995            /s/Roy C. Liljebeck
      -----------------            ---------------------------------
                                   Roy C. Liljebeck
                                   Executive Vice President,
                                   Chief Financial Officer


Date: September 1, 1995            /s/Lanny H. Michael
      -----------------            ---------------------------------
                                   Lanny H. Michael
                                   Senior Vice President,
                                   Treasurer and Controller


                AIRBORNE FREIGHT CORPORATION
                1994 Form 10-K Annual Report

                         Index to Exhibits
Exhibit Number
--------------
13.1             Amended 1994 Annual Report to Shareholders
                 of Airborne Freight Corporation

23.1             Independent Auditor's Consent


                                                EXHIBIT 13.1

        AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
             COMMON STOCK & DIVIDEND INFORMATION

     The Company's common stock is traded on the New York
Stock Exchange and the Pacific Stock Exchange under the symbol ABF. The following is a summary of the cash dividends paid and the quarterly trading price ranges of Airborne common stock on the New York Stock Exchange for 1994 and 1993:

Quarter                               High          Low       Dividend
-------                               ----          ---       --------
1994:
Fourth                               $26.000      $18.000        $.075
Third                                 35.625       24.000         .075
Second                                38.375       31.500         .075
First                                 39.875       33.125         .075

1993:
Fourth                               $35.250      $24.125        $.075
Third                                 25.625       19.125         .075
Second                                26.500       20.875         .075
First                                 23.875       18.125         .075



                                AIRBORNE EXPRESS
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                       1994         1993         1992         1991         1990
                                       ----         ----         ----         ----         ----
                                                 (In thousands except per share data)
OPERATING RESULTS:
  Revenues
    Domestic                       $1,660,003   $1,484,787   $1,259,792   $1,144,791   $  982,268
    International                     310,756      235,194      224,524      222,256      199,622
                                   ----------   ----------   ----------   ----------   ----------
      Total                         1,970,759    1,719,981    1,484,316    1,367,047    1,181,890
  Operating Expenses                1,881,821    1,636,861    1,456,450    1,307,790    1,117,594
                                   ----------   ----------   ----------   ----------   ----------
    Earnings From Operations           88,938       83,120       27,866       59,257       64,296
  Interest, Net                        24,663       24,093       18,779       10,842        8,857
                                   ----------   ----------   ----------   ----------   ----------
    Earnings Before Income Taxes       64,275       59,027        9,087       48,415       55,439
  Income Taxes                         25,440       23,738        3,930       18,416       21,862
                                   ----------   ----------   ----------   ----------   ----------
    Net Earnings Before Changes        38,835       35,289        5,157       29,999       33,577
in Accounting
  Cumulative Effect of Changes in        --          3,828         --           --           --
Accounting
                                   ----------   ----------   ----------   ----------   ----------
    Net Earnings                       38,835       39,117        5,157       29,999       33,577
  Preferred Stock Dividends               894        2,760        2,760        2,760        2,548
                                   ----------   ----------   ----------   -----------  ----------
  Net Earnings Available to        $   37,941   $   36,357   $    2,397   $   27,239   $   31,029
Common Shareholders
                                   ==========   ==========   ==========   ==========   ==========

  Net Earnings Per Common Share
    Primary                        $     1.81   $     1.66*  $      .12   $     1.40   $     1.76
                                   ==========   ==========   ==========   ==========   ==========
    Fully Diluted                  $     1.74   $     1.64*  $      .12   $     1.40   $     1.76
                                   ==========   ==========   ==========   ==========   ==========
  Dividends Per Common Share       $      .30   $      .30   $      .30   $      .30   $      .30
                                   ==========   ==========   ==========   ==========   ==========

  Average Primary Shares               21,001       19,596       19,423       19,471       17,626
Outstanding
                                   ==========   ==========   ==========   ==========   ==========

FINANCIAL STRUCTURE:
  Working Capital                  $   66,871   $   56,521   $   50,276   $   26,618   $   31,215
  Property and Equipment              766,346      733,963      730,937      613,149      419,873
  Total Assets                      1,078,506    1,002,866      964,739      823,647      613,534
  Long-Term Debt                      279,422      269,250      303,335      153,279      106,303
  Subordinated Debt                   118,580      122,150      125,720      129,290       17,860
  Redeemable Preferred Stock            5,000       40,000       40,000       40,000       40,000
  Shareholders' Equity                387,398      318,824      285,639      287,344      263,417

NUMBER OF SHIPMENTS:
  Domestic                            187,460      160,568      130,186      106,219       85,910
  International                         3,954        3,545        3,302        2,777        2,310
                                   ----------   ----------   ----------   ----------   ----------
    Total                             191,414      164,113      133,488      108,996       88,220
                                   ==========   ==========   ==========   ==========   ==========

* Exclusive of the cumulative effect of adopting accounting standards for income taxes and postretirement benefits.

  Primary and fully diluted earnings per share inclusive of the changes were $1.86 and $1.82, respectively.


                  AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:
     The Company's operating performance in 1994 resulted in higher operating income compared to 1993 and record net earnings. This improvement was the result of strong overall shipment growth, robust international revenue growth, lower per shipment operating costs, and a relatively stable pricing environment.
     These record earnings, however, were below expectations due to several factors. The most significant of these factors was the shift in product mix towards the lower yielding deferred service product, Select Delivery Service
(SDS), versus the higher yielding priority Overnight service product. Other factors affecting performance were higher aircraft maintenance costs related to compliance with aging aircraft requirements and during the first quarter of the year, costs associated with meeting service requirements during extreme winter weather in the northeast and midwest U.S. and the earthquake in California.
     Net earnings available to common shareholders in 1994 increased 17% to $37.9 million, or $1.81 per primary share, compared to $32.5 million, or $1.66 per share in 1993. Reflecting a net credit from certain changes in accounting in 1993, net earnings available to common shareholders were $36.4 million or $1.86 per share.
     The following table is an overview of the Company's shipments, revenue and weight trends for the last three years:

                                    1994         1993         1992
                                    ----         ----         ----
Number of Shipments (in
thousands):
  Domestic
    Overnight
      Letters                     34,042       32,620       29,653
      0-2 lbs.                    44,302       41,390       37,103
      3-99 lbs.                   39,711       35,853       29,959
                                --------     --------     --------
        Total                    118,055      109,863       96,715
    Select Delivery Service
      0-2 lbs.                    43,212       31,640       21,552
      3-99 lbs.                   25,841       18,715       11,584
                                --------     --------     --------
        Total                     69,053       50,355       33,136
    100 lbs. and over                352          350          335
                                --------     --------     --------
      Total Domestic             187,460      160,568      130,186
                                --------     --------     --------
  International
    Express                        3,473        3,139        2,886
    All Other                        481          406          416
                                --------     --------     --------
      Total International          3,954        3,545        3,302
                                --------     --------     --------

  Total Shipments                191,414      164,113      133,488
                                ========     ========     ========

Average Pounds Per Shipment:
  Domestic                           4.8          4.8          4.8
  International                     64.1         47.1         46.7

Average Revenue Per Pound:
  Domestic                        $ 1.85       $ 1.94       $ 2.04
  International                   $ 1.22       $ 1.41       $ 1.46

Average Revenue Per Shipment:
  Domestic                        $ 8.84       $ 9.23       $ 9.68
  International                   $78.59       $66.35       $68.00

     Total revenues increased 15% in 1994, 16% in 1993, and 9% in 1992.
Shipment volume grew to 191 million units in 1994 increasing 17%, compared to a 23% increase in 1993 and 22.5% in 1992.
     Domestic revenue increased 12% in 1994 on shipment growth of 17%. This compares to revenue growth of 18% and 10% in 1993 and 1992, respectively, and shipment growth of 23% in both years. Domestic shipment growth in 1994 was impacted by a 37% growth rate of the Company's lower yielding deferred service product, versus the more modest 7.5% growth rate of the higher yielding priority overnight service product. As a result, the overall domestic revenue growth rate was considerably lower than the shipment growth rate. Although still very competitive, the domestic pricing environment during 1994 has been relatively stable. The decline in revenue per shipment was 4% in 1994 and 1993, compared to a 10% decline in 1992.
     International revenue increased 32% in 1994 on shipment growth of 11.5% compared to revenue growth of 5% and 1% and shipment growth of 7% and 19% in 1993 and 1992, respectively. The international revenue growth rate was significantly higher than shipment growth due to the growth rate of higher yielding heavy weight international shipments. International revenue per shipment and the average weight per shipment increased significantly also as a result of the growth in higher yielding freight shipments. The growth in international margins, however, was impacted somewhat by higher transportation costs as the international carriers raised rates on traffic moving out of the Far East to the U.S. primarily during the latter part of the year.

     OPERATING EXPENSES are affected by shipment volume, productivity improvements, costs incurred to increase capacity and expand service, fuel price volatility and discretionary items such as the level of marketing expenditures. Operating expenses as a percentage of revenues were 95.5% in 1994 compared to 95.2% in 1993 and 98.1% in 1992. Measuring cost performance on a per shipment basis, total operating expenses per shipment declined to $9.83 in 1994 compared to $9.97 in 1993 and $10.91 in 1992. A strong focus on cost control, productivity improvements and quality improvement programs are primarily responsible for this favorable trend. The Company achieved a 6.0% improvement in productivity in 1994, as measured by shipments handled per paid employee hour, compared to 12.1% improvement in 1993 and 9.7% in 1992.
     Transportation purchased increased as a percentage of revenues to 34.0% in 1994 compared to 31.6% in 1993 and 32.7% in 1992. This expense category consists primarily of commercial airline costs, farmed-out pick-up and delivery and trucking costs. The increase in 1994 is primarily due to higher international airline costs, for lift purchased directly from other carriers, which rose significantly as a result of the increase in international freight shipments and the increased carrier rates discussed above.
     Station and ground expense as a percentage of revenues was 30.2% in 1994 compared to 30.6% in 1993 and 31.1% in 1992. Productivity gains in pick-up and delivery, customer service and hub operations have been instrumental in partially offsetting the effect of increased costs incurred to accommodate the growth in shipments and expand service while maintaining service integrity. Shipment volume handled through ten regional sort facilities currently approximates 39% of total domestic shipment weight handled and has resulted in incrementally lower transportation and handling costs.
     Flight operations and maintenance expense as a percentage of revenues was 14.2% in 1994 compared to 14.1% in 1993 and 14.9% in 1992. The effect of comparatively lower average fuel costs in 1994 was offset by higher aircraft maintenance costs, particularly in the third quarter of 1994 when a higher than normal number of periodic maintenance checks were performed at higher than standard cost. Aviation fuel consumption increased 15% to 123.8 million gallons in 1994. The increase in fuel consumption is a result of additional Company operated aircraft placed in service during the past year and to the disruption to air operations as a result of severe winter weather and the California earthquake during the first quarter. Average aviation fuel prices for 1994 approximated $.60 per gallon, $.05 per gallon lower than 1993, and $.09 per gallon lower than 1992.
     General and administrative expense as a percentage of revenues was 7.4% in 1994 compared to 8.1% in 1993 and 1992. Sales and marketing decreased to 2.7% of revenues in 1994 compared to 2.9% in 1993 and 3.2% in 1992. Productivity gains and controls on discretionary spending in these two expense categories have been instrumental in offsetting the effect of increased costs incurred to accommodate shipment growth and expand service as well as inflationary cost increases. General and administrative expense includes profit sharing expense of $4.8 million in 1994, compared to $5.7 million in 1993 and $.7 million in 1992.
     Depreciation and amortization expense declined as a percentage of revenues to 7.0% in 1994 compared to 7.8% in 1993 and 8.1% in 1992. The total dollar amount of depreciation and amortization has continued to increase over the last three years as a result of capital expenditures incurred primarily to expand the airline operations.

     INTEREST EXPENSE increased slightly in 1994 compared to 1993 as the effect of a lower level of average outstanding borrowings was offset by higher average interest rates for 1994. Interest capitalized in 1994 of $2.1 million, was primarily related to the acquisition and modification of aircraft and the airport expansion, and was comparable to the amount capitalized in 1993 but lower than 1992.

     INCOME TAXES for 1994 resulted in an effective tax rate of 39.6% compared to 40.2% in 1993 and 43.2% in 1992. The effective tax rate for 1992 was high primarily due to the increase in the effective tax rate for state and local taxes when applied to the lower level of earnings in 1992. The Company anticipates that the effective tax rate for 1995 will be comparable to 1994.

     During 1994 it became apparent that the domestic market for priority overnight service was maturing. Looking ahead, this segment of the business is likely to grow at a slower rate than it did prior to 1994, while the demand for deferred delivery service will result in a continued high growth rate for that business. The Company sees this as a trend that impacts the entire industry for the foreseeable future. The challenge will be to continue to adjust the Company's operations to respond to this changing mix of business, lowering the cost per shipment to improve margins accordingly. Further, the strength of the U.S. and global economies will have a major impact on the results of operations in 1995 and beyond.

FINANCIAL CONDITION:
     CAPITAL EXPENDITURES and financing associated with those expenditures have been the primary factors affecting the financial condition of the Company over the last three years. Total capital expenditures net of dispositions were $168 million in 1994 compared to $139 million in 1993 and $252 million in 1992. A significant portion of these expenditures has been related to the acquisition and modification of aircraft and related flight equipment.
     The Company acquired 4 DC-8 aircraft in 1994 and 7 aircraft were placed into service during the year. At the end of 1994 the Company had 97 aircraft in service, consisting of 29 DC-8's, 57 DC-9's and 11 YS-11's. In addition, there were 2 aircraft in modification status and 3 aircraft that had not been modified. Other capital expenditures in 1994 included vehicles for expansion and replacement, facilities and package handling equipment related to servicing the increased shipment volume, airport runway expansion, leasehold improvements for new or expanded facilities and for computer equipment.
     Capital expenditures will continue to be a significant factor affecting financial condition in 1995. The Company anticipates 1995 capital expenditures of approximately $235 million. A significant portion of the 1995 capital investment is for the acquisition of 8 additional aircraft, the modification of aircraft to be placed in service, the retrofitting of aircraft with Stage III hush kits, and the continued expansion of the airport facility.
     A total of 8 aircraft are expected to be placed in service in 1995. Not all of these aircraft will be added to the scheduled fleet during the year.
Some of these aircraft will be assigned as fleet backup, and as replacement aircraft for those rotated out of service for normal maintenance, for Stage III hush kit retrofitting, and to perform FAA service bulletin maintenance.

     LIQUIDITY AND CAPITAL RESOURCES: Liquidity for financing capital expenditures in 1994 came primarily from internally generated cash provided from operations which approximated $183 million in 1994 compared to $174 million in 1993 and $122 million in 1992. In addition, any need for liquidity during the year was provided by the revolving bank credit agreement.
     The revolving bank credit agreement has traditionally been used as a major source of liquidity for periods of time between other financing transactions that provide liquidity. The revolving bank credit is for a total commitment of $240 million, subject to a maximum level of Company indebtedness permitted by certain convenants in the agreement and other loan agreements. The agreement is effective through May 31, 1997, with the option to extend to May 31, 1999. The Company also has available $30 million under uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At December 31, 1994, a total of $152 million was owing under the revolving bank credit and money market agreements.
     The Company has an aircraft financing facility with Mitsui & Co., providing for a total commitment of $100 million to be used for the financing of up to 80% of the value of aircraft acquired and modified by the Company. The commitment is for a five-year period expiring in March 1995. No utilization of this facility has occurred and the Company intends to let the commitment expire without being used.
     In February 1994, the Company canceled a shelf registration for $100 million of debt securities which was due to expire in December 1994. This represented the remaining unused portion of $200 million of debt securities registered with the Securities and Exchange Commission in December of 1992.
     The Company's ratio of senior long-term debt to total capitalization was 34.0% and the ratio of total long-term debt to total capitalization was 48.5% at December 31, 1994, compared to 34.8% and 50.5%, respectively, at December 31, 1993. Anticipated cash flow from 1995 operations should provide the majority of the liquidity for projected 1995 capital expenditures of $235 million. Although some additional financing will be required in 1995, these ratios are not expected to change significantly during 1995 from the 1994 year end level.
     In management's opinion, the available capacity under the bank credit agreements coupled with anticipated internally generated cash flow from 1995 operations should provide adequate flexibility for financing future growth.

INFLATION:
     Except for fuel costs, the rate of inflation has been relatively constant over the past several years, and so has the impact of inflation on the Company's results of operations and financial condition. The effects of inflation have been considered in management's discussion where considered pertinent.


                  AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS

Year Ended December 31                 1994        1993         1992
----------------------                 ----         ----         ----
                                   (In thousands except per share data)
REVENUES:
  Domestic                         $1,660,003   $1,484,787   $1,259,792
  International                       310,756      235,194      224,524
                                   ----------   ----------   ----------
                                    1,970,759    1,719,981    1,484,316
OPERATING EXPENSES:
  Transportation purchased            669,648      543,594      485,484
  Station and ground operations       595,845      526,661      461,813
  Flight operations and               279,457      242,120      221,197
maintenance
  General and administrative          145,698      139,955      119,989
  Sales and marketing                  53,473       50,591       47,335
  Depreciation and amortization       137,700      133,940      120,632
                                   ----------   ----------   ----------
                                    1,881,821    1,636,861    1,456,450
                                   ----------   ----------   ----------
    EARNINGS FROM OPERATIONS           88,938       83,120       27,866
INTEREST, NET                          24,663       24,093       18,779
                                   ----------   ----------   ----------
    EARNINGS BEFORE INCOME TAXES       64,275       59,027        9,087
INCOME TAXES                           25,440       23,738        3,930
                                   ----------   ----------   ----------
    NET EARNINGS BEFORE CHANGES        38,835       35,289        5,157
IN ACCOUNTING
CUMULATIVE EFFECT OF CHANGES IN            --        3,828           --
ACCOUNTING
                                   ----------   ----------   ----------
    NET EARNINGS                       38,835       39,117        5,157
PREFERRED STOCK DIVIDENDS                 894        2,760        2,760
                                   ----------   ----------   ----------
    NET EARNINGS AVAILABLE TO      $   37,941   $   36,357   $    2,397
COMMON SHAREHOLDERS
                                   ==========   ==========   ==========
NET EARNINGS PER COMMON SHARE:
  Primary -
    Before changes in accounting   $     1.81   $     1.66   $      .12
    Cumulative effect of changes           --          .20           --
in accounting
                                   ----------   ----------   ----------
    Primary earnings per common    $     1.81   $     1.86   $      .12
share
                                   ==========   ==========   ==========
  Fully Diluted -
    Before changes in accounting   $     1.74   $     1.64   $      .12
    Cumulative effect of changes           --          .18           --
in accounting
                                   ----------   ----------   ----------
    Fully diluted earnings per     $     1.74   $     1.82   $      .12
common share
                                   ==========   ==========   ==========
DIVIDENDS PER COMMON SHARE         $      .30   $      .30   $      .30
                                   ==========   ==========   ==========

See notes to consolidated financial statements.


        AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

December 31                                     1994           1993
-----------                                     ----           ----
                                                  (In thousands)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                     $   10,318     $    7,134
  Trade accounts receivable, less             221,788        190,787
allowance of $7,500,000 and $6,925,000
  Spare parts and fuel inventory               28,071         27,224
  Deferred income tax assets                   12,458         11,163
  Prepaid expenses                             20,701         18,815
                                           ----------     ----------
    TOTAL CURRENT ASSETS                      293,336        255,123
PROPERTY AND EQUIPMENT, NET                   766,346        733,963
EQUIPMENT DEPOSITS and OTHER ASSETS            18,824         13,780
                                           ----------     ----------
TOTAL ASSETS                               $1,078,506     $1,002,866
                                           ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                         $  117,194     $   95,684
  Salaries, wages and related taxes            43,858         37,885
  Accrued expenses                             59,053         55,545
  Income taxes payable                            342          3,638
  Current portion of debt                       6,018          5,850
                                           ----------     ----------
    TOTAL CURRENT LIABILITIES                 226,465        198,602
LONG-TERM DEBT                                279,422        269,250
SUBORDINATED DEBT                             118,580        122,150
DEFERRED INCOME TAX LIABILITIES                30,402         24,219
OTHER LIABILITIES                              31,239         29,821
REDEEMABLE PREFERRED STOCK                      5,000         40,000
SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares, no shares
issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,285,924 and 19,688,731           21,286         19,689
  Additional paid-in capital                  184,369        149,156
  Retained earnings                           182,714        150,950
                                           ----------     ----------
                                              388,369        319,795
  Treasury stock, 315,150 shares, at cost        (971)          (971)
                                           ----------     ----------
                                              387,398        318,824
                                           ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,078,506     $1,002,866
                                           ==========     ==========


See notes to consolidated financial statements.


        AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                        1994       1993       1992
----------------------                        ----       ----       ----
                                                    (In thousands)
OPERATING ACTIVITIES:
  Net Earnings                              $ 38,835   $ 39,117   $  5,157
  Adjustments to reconcile net earnings to
net cash provided by operating activities:
      Depreciation and amortization          127,835    122,533    110,206
      Provision for aircraft engine            9,865     11,407     10,426
overhauls
      Deferred income taxes                    4,888      1,513     (9,930)
      Cumulative effect of changes in             --     (3,828)        --
accounting
      Other                                    1,418      3,461      5,949
                                            --------   --------   --------
    CASH PROVIDED BY OPERATIONS              182,841    174,203    121,808
      Change in:
        Receivables                          (31,001)   (27,335)   (16,158)
        Inventories and prepaid expenses      (2,733)    (1,080)    (5,635)
        Accounts payable                      22,866     15,266         16
        Accrued expenses, salaries and         6,185     18,614      5,167
taxes payable
                                            --------   --------   --------
    NET CASH PROVIDED BY OPERATING           178,158    179,668    105,198
ACTIVITIES
INVESTING ACTIVITIES:
  Additions to property and equipment       (170,453)  (139,319)  (252,733)
  Disposition of property and equipment        2,196        231      1,068
  Expenditures for engine overhauls           (6,839)    (3,665)    (1,933)
  Other                                       (1,294)    (2,261)       206
                                            --------   --------   --------
    NET CASH USED IN INVESTING ACTIVITIES   (176,390)  (145,014)  (253,392)
FINANCING ACTIVITIES:
  Proceeds (payments) on bank notes, net      47,000    (26,100)    30,700
  Principal payments on debt                 (40,230)    (5,667)    (6,273)
  Redemption of redeemable preferred stock    (1,000)        --         --
  Proceeds from common stock issuance          2,839      2,608      1,641
  Dividends paid                              (7,193)    (8,540)    (8,503)
  Proceeds from debt issuance                     --         --    132,786
                                            --------   --------   --------
    NET CASH PROVIDED (USED) BY FINANCING      1,416    (37,699)   150,351
ACTIVITIES
                                            --------   --------   --------
NET INCREASE (DECREASE) IN CASH                3,184     (3,045)     2,157
CASH AT BEGINNING OF YEAR                      7,134     10,179      8,022
                                            --------   --------   --------
CASH AT END OF YEAR                         $ 10,318   $  7,134   $ 10,179
                                            ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year -
    Interest, net of capitalized            $24,788    $25,027    $18,620
    Income taxes                             23,795     21,781     13,910
  Noncash investing and financing
activities -
    Conversion of redeemable preferred       34,000       --         --
stock
    Notes payable and other vendor             --       13,846     23,402
obligations


See notes to consolidated financial statements.


        AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly own subsidiaries.
Intercompany balances and transactions are eliminated in consolidation.

CASH
     The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company's primary disbursement accounts. The cash amount in the accompanying financial statements represents balances in other accounts prior to being transferred to the primary disbursement accounts. Uncleared checks of $36,085,000 and $24,728,000 are included in accounts payable at December 31, 1994 and 1993, respectively.

SPARE PARTS AND FUEL INVENTORY
     Spare parts are stated at average cost and fuel inventory is stated at cost on first-in, first-out basis.

PROPERTY AND EQUIPMENT
     Property and equipment, including rotable aircraft parts, are stated at cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the accounts and any gain or loss reflected in earnings from operations.
     For financial reporting purposes, depreciation of property and equipment is provided on a straight-line basis over the asset's useful life or lease term as follows:

Flight equipment                                  7 to 10 years
Buildings and leasehold improvements              5 to 25 years
Package handling and ground support equipment     3 to  8 year
Vehicles and other equipment                      3 to  8 year

     Flight equipment carry residual values ranging from 10% to 15% of asset cost. All other property and equipment have no assigned residual values.
     Major engine overhauls for DC-9 aircraft are accrued in advance of the next scheduled overhaul based upon engine usage. Provision for engine overhauls is included in depreciation and amortization expense. Major engine overhauls as well as ordinary engine maintenance and repairs for DC-8 aircraft are performed by a third-party service provider under a contract expiring in 2004. Service costs under the contract are based upon an hourly rate for engine usage and are charged to expense in the period utilization occurs. Major engine overhauls for YS-11 aircraft and expenditures for ordinary maintenance and repairs are charged to expense as incurred.

CAPITALIZED INTEREST
     Interest incurred during the construction period of certain facilities and on aircraft purchase and modification costs are capitalized as an additional cost of the asset until the date the asset is placed in service. Capitalized interest was $2,127,000, $2,094,000 and $2,466,000 for 1994,
1993 and 1992, respectively.

INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are provided for temporary differences between the timing of reporting certain revenues and expenses for financial versus tax purposes. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

EARNINGS PER SHARE
     Primary earnings per common share are based upon the weighted average number of common shares outstanding during the period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options. The weighted average number of shares outstanding were 21,001,000, 19,596,000 and 19,423,000 for the years ended
December 31, 1994, 1993 and 1992, respectively. Fully diluted earnings per share includes the potential dilution for stock options and, when material, conversion of the 6.9% redeemable cumulative convertible preferred stock and conversion of the 6.75% convertible subordinated debentures. Net earnings are adjusted for the assumed elimination of preferred stock dividends and interest expense, net of income tax, on the debentures, as applicable.

REVENUE RECOGNITION
     Domestic revenues and most domestic operating expenses are recognized when shipments are picked up from the customer. International revenues and direct air carrier expenses are recognized in the period when shipments are tendered to a carrier for transport to a foreign destination. Domestic and international delivery costs are recognized in the period incurred. The net revenue resulting from existing recognition policies does not materially differ from that which would be recognized on a delivery date basis.

ACCOUNTING CHANGES
     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" and SFAS No. 106 "Employers Accounting for Postretirement Benefits Other than Pensions" effective January 1, 1993. SFAS No. 109 required the change from the deferral method of accounting for income taxes to the asset and liability method which recognizes taxes at currently enacted rates. The result of this change, recorded cumulatively, was an increase to 1993 net earnings of $5,506,000 or $.28 per primary common share. The provisions of SFAS No. 106 require expected postretirement healthcare benefit costs be accrued over the applicable employee service period instead of as claims are incurred. The effect of immediate recognition of the postretirement transition obligation of $2,543,000 was a decrease in 1993's net earnings of $1,678,000 or $.08 per primary share, net of a deferred tax benefit of $865,000.

RECLASSIFICATIONS
     Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the classification used in 1994.

NOTE B - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

 December 31                                        1994         1993
 -----------                                        ----         ----
 Flight equipment                                $ 931,368    $ 849,174
 Land, buildings and leasehold improvements        158,515      127,857
 Package handling and ground support equipment     114,399      109,288
 Vehicles and other equipment                      176,184      152,686
                                                 ---------    ---------
                                                 1,380,466    1,239,005
 Accumulated depreciation and amortization        (614,120)    (505,042)
                                                 ---------    ---------
                                                 $ 766,346    $ 733,963
                                                 =========    =========

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

 December 31                                        1994         1993
 -----------                                        ----         ----
 Aircraft leases                                  $13,994      $13,258
 Insurance                                         13,263       14,684
 Retirement plans                                  10,846       10,716
 Property and other taxes                           8,465        8,059
 Interest                                           4,381        4,032
 Other                                              8,104        4,796
                                                  -------      -------
                                                  $59,053      $55,545
                                                  =======      =======

NOTE D - INCOME TAXES:

Deferred income tax assets and liabilities consist of the following (in thousands):

December 31                                          1994        1993
-----------                                          ----        ----
Insurance                                         $  4,548    $  5,648
Employee benefits                                    2,752       1,293
Bad debts, sales reserves and other                  5,158       4,222
                                                  --------    --------
Current deferred income tax assets                  12,458      11,163
                                                  --------    --------
Depreciation and amortization                       63,235      53,492
Alternative Minimum Tax credit                     (22,777)    (19,647)
Aircraft engine overhaul accrual                    (8,446)     (7,169)
Capitalized interest                                 5,126       4,784
Insurance                                           (6,059)     (5,135)
Pension and other                                     (677)     (2,106)
                                                  --------    --------
Noncurrent net deferred income tax liabilities      30,402      24,219
                                                  --------    --------
Net deferred income tax liabilities               $ 17,944    $ 13,056
                                                  ========    ========

Income taxes consist of the following(in thousands):

 Year Ended December 31                   1994         1993        1992
 ----------------------                   ----         ----        ----
 Current:
    Federal                              $17,384      $19,671     $12,602
    State                                  3,080        2,500       1,103
    Foreign                                   88           54         155
                                         -------      -------     -------
                                          20,552       22,225      13,860
 Deferred:
    Alternative Minimum Tax credit        (3,129)      (4,846)    (10,246)
    Aircraft engine overhaul accrual      (1,276)      (2,760)     (3,070)
    Employee benefits                     (1,001)        (407)       (797)
    Depreciation and amortization          9,743        8,165       8,196
    Federal tax increase                      --          738          --
    Other                                    551          623      (4,013)
                                         -------      -------     -------
                                           4,888        1,513      (9,930)
                                         -------      -------     -------
                                         $25,440      $23,738     $ 3,930
                                         =======      =======     =======

The following table summarizes the major differences between the actual income tax provision and taxes computed at the Federal statutory rate (in thousands):

Year Ended December 31                    1994        1993         1992
----------------------                    ----        ----         ----
Taxes computed at statutory rate of      $22,496     $20,659       $3,090
35%, (34% for 1992)
State and foreign income taxes, net        2,073       1,703          777
of Federal benefit
Tax effect of nondeductible expense          874         502          461
Effect of Federal tax increase                --         738           --
Tax credits and other                         (3)        136         (398)
                                         -------     -------       ------
                                         $25,440     $23,738       $3,930
                                         =======     =======       ======

NOTE E - LONG-TERM AND SUBORDINATED DEBT:

Long-term debt and subordinated debt consist of the following:

 December 31                                            1994       1993
 -----------                                            ----       ----
                                                         (In thousands)
 LONG-TERM DEBT:
   Revolving credit notes payable to banks,           $135,000   $105,000
 effective rate of 6.2% on December 31, 1994
   Money market lines of credit, effective rate of      17,000         --
 6.7% on December 31, 1994
   Notes payable, variable rate, paid April 1994,           --     34,000
 secured by flight equipment
   Senior notes, 8.875%, due December 2002             100,000    100,000
   Refunding revenue bonds, effective rate of 5.7%      13,200     13,200
 on December 31, 1994, due June 2011
   Note payable to vendor due January 1995              12,300     12,468
   Capital lease obligations and other                   4,370      6,862
                                                      --------   --------
                                                       281,870    271,530
   Less current portion                                  2,448      2,280
                                                      --------   --------
                                                      $279,422   $269,250
                                                      ========   ========
 SUBORDINATED DEBT:
   Convertible subordinated debentures, 6.75%, due    $115,000   $115,000
 August 2001
   Senior subordinated notes, 10%, sinking fund          7,150     10,720
 payments of $3,570,000 due June 1995, and
 $3,580,000 due June 1996
                                                      --------   --------
                                                       122,150    125,720
   Less current portion                                  3,570      3,570
                                                      --------   --------
                                                      $118,580   $122,150
                                                      ========   ========

     The Company has a revolving bank credit agreement providing for a total commitment of $240,000,000. Interest rates for borrowings are generally determined by maturities selected and prevailing market conditions. The revolving credit agreement is for an initial period expiring May 31, 1997, with options to extend the maturity to May 31, 1999. The Company was in compliance with covenants of the current and previous revolving credit agreements during 1994, 1993 and 1992, including net worth restrictions which limit the payment of dividends ($99,986,000 of retained earnings was not restricted at December 31, 1994).
     The Company has available $30,000,000 of financing under uncommitted money market lines of credit with several banks. These facilities bear interest at rates that vary with the banks' cost of funds and are typically less than the prevailing bank prime rate. These credit lines are used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations.
     Note payable to vendor consists of a non-interest bearing financing provided through a purchase agreement with a vendor for the acquisition of an aircraft.
     The Company has classified the borrowings outstanding under the money market lines of credit and note payable to vendor as long-term. These amounts will be refinanced under the revolving credit agreement.
     The Company's tax-exempt airport facilities refunding bonds carry no sinking fund requirements and bear interest at weekly adjustable rates. The average interest rate on these borrowings was 2.88% during 1994. Payment of principal and interest is secured by an irrevocable bank letter of credit that is collateralized by a mortgage on certain airport properties which have a net carrying value of $38,156,000 at December 31, 1994.
     The Company's 6.75% convertible subordinated debentures require no sinking fund payments prior to maturity. The debentures may be redeemed at the option of the Company at a redemption price of 104.9% declining ratably on an annual basis each August to par at maturity. The debentures are convertible into the Company's common stock at a conversion price of $35.50 per share, subject to adjustment in certain events. The Company has reserved 3,239,437 shares of common stock for such conversion.
     The Company has an aircraft financing facility with Mitsui & Co., Ltd., providing for a total commitment of $100,000,000. The commitment expires in March 1995 and no portion of the commitment had been utilized at December 31, 1994. The Company intends to let the commitment expire without being used.
     At December 31, 1994, the present value of future minimum lease payments for capital lease obligations was $2,496,000 net of $234,000 representing interest payable. Property and equipment includes capital leases of $8,034,000 and related accumulated depreciation and amortization includes $5,981,000.
     The scheduled annual principal payments on long-term senior and subordinated debt and capital lease obligations for the next five years, assuming no extension of the revolving credit notes, is $6,018,000, $5,502,000 and $164,300,000 for 1995 through 1997, respectively. No payments are scheduled for 1998 and 1999.

The following table summarizes the fair value information regarding the Company's principal long-term debt arrangements (in thousands):

December 31                             1994                1993
-----------                             ----                ----
                                 Carrying    Fair    Carrying    Fair
                                  Amount    Value     Amount    Value
                                  ------    -----     ------    -----
Senior notes                     $100,000  $ 99,940  $100,000  $107,690
Convertible subordinated          115,000   105,225   115,000   128,168
debentures

     Fair value for the senior notes and convertible subordinated debentures is based on quoted market prices for the same issues. The carrying value of the Company's remaining long-term financial debt instruments approximate fair value primarily because of the frequency of the repricing of the instrument.

NOTE F - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES
     The Company is obligated under various long-term operating lease agreements for certain equipment and for a substantial portion of its facilities. These leases expire at various dates through 2016. Rental expense for 1994, 1993 and 1992 was $89,975,000, $81,138,000 and $76,414,000,
respectively.

Rental commitments under long-term operating leases at December 31, 1994 total $430,660,000 and are payable as follows (in thousands):

                                    Facilities   Equipment
                                    ----------   ---------
1995                                 $ 44,981     $ 24,831
1996                                   43,563       25,289
1997                                   39,644       21,387
1998                                   36,956       17,340
1999                                   33,038       15,171
2000 and beyond                       123,264        5,196

PURCHASE COMMITMENTS
     Under various agreements the Company is committed to purchase 20 aircraft consisting of 7 DC-8, and 13 DC-9 aircraft to be acquired at various dates through 1997. The
Company also has commitments to purchase 37 Stage III hush kits for its DC-9 aircraft at various dates through 1998.
At December 31, 1994, deposits of $3,500,000 had been made toward these purchases. Additional deposits and payments for these acquisitions will approximate $44,100,000, $60,900,000, $23,500,000 and $7,200,000, for 1995 through
1998, respectively.

CONTINGENCIES
     In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company's financial condition or results of operations as of and for the year ended
December 31, 1994.

NOTE G - POSTRETIREMENT PLANS:

PENSIONS
     The Company has trusteed retirement plans for all employees not covered by multi-employer plans to which the Company contributes under terms of various collective bargaining agreements. The Company retirement plans consist of defined contribution profit sharing and capital accumulation plans and defined benefit minimum monthly retirement income plans.
     The capital accumulation plans are funded by both voluntary employee salary deferrals of up to 16% of annual compensation and by employer matching contributions of 35% of employee salary deferrals up to 6% of annual compensation. The Company matching contribution expense was $3,635,000, $2,926,000 and $2,242,000 for 1994, 1993 and
1992, respectively.
     Contributions to the profit sharing plans are made at the discretion of the Board of Directors. However, a basic formula has been followed for contributions of 7% of earnings before taxes up to a specific profit level plus 14% of earnings in excess of that level. The Company's profit sharing expense was $4,838,000, $5,672,000 and $684,000 for
1994, 1993 and 1992, respectively. The profit sharing plans hold 450,831 of the Company's common stock at December 31, 1994, representing 2.1% of outstanding shares.
     The profit sharing plans are expected to be the primary retirement benefit. However, the minimum monthly retirement income plans guarantee a minimum level of monthly pension income for those not accruing sufficient balances in the profit sharing plans. The Company's funding of the plans is equal to the amounts required by ERISA.

Net minimum monthly plan pension expense included the following components (in thousands):

Year Ended December 31                            1994     1993     1992
----------------------                            ----     ----     ----
Service cost benefits earned during the period   $4,185   $2,934   $2,203
Interest cost on projected benefit obligation     2,149    1,525    1,395
Actual return on plan assets                         69     (865)    (559)
Net amortization and deferral                      (240)     595      464
                                                 ------   ------   ------
Net pension expense                              $6,163   $4,189   $3,503
                                                 ======   ======   ======

The following is a summary of the minimum monthly plan funded status (in thousands):

December 31                                               1994      1993
-----------                                               ----      ----
Projected benefit obligation for service rendered to    $31,126   $27,612
date
Plan assets at fair market value, primarily marketable   16,396     8,930
securities
                                                        -------   -------
Projected benefit obligation in excess of plan assets    14,730    18,682
Unrecognized prior service cost                          (1,009)   (1,788)
Unrecognized net losses from past experience different   (3,259)   (4,520)
from that assumed
Unrecognized net transition obligation                     (177)     (207)
                                                        -------   -------
Pension liability included in consolidated balance      $10,285   $12,167
sheets
                                                        =======   =======
Actuarial present value of accumulated benefit          $15,623   $ 9,838
obligation, including vested benefits of $13,287,000
and $9,421,000, respectively
                                                        =======   =======

Assumptions used in determining pension obligations were as follows:

                                        1994      1993      1992
                                        ----      ----      ----
 Discount rate                           8%        7%        8%
 Rate of compensation increase           5%        6%        6%
 Long-term rate of return on assets      8%        8%        8%

     The Company also has a non-qualified, unfunded supplemental retirement plan for certain key executives which provides defined retirement benefits that supplement those provided by the Company's other retirement plans.
Pension expense for this plan was $1,042,000, $550,000 and $638,000 in 1994, 1993 and 1992, respectively. The plan's projected benefit obligation and accumulated benefit obligation were $2,373,000 and $367,000 as of December 31, 1994, of which $2,212,000 was accrued in Other Liabilities on the Consolidated Balance Sheet.
     The Company additionally contributes to several multi-employer defined benefit pension plans covering substantially all employees under collective bargaining agreements. Total expense of these plans was $19,056,000, $16,676,000 and $14,358,000 for 1994, 1993 and 1992,
respectively.

HEALTH CARE BENEFITS
     The Company provides postretirement health care benefits for employees and qualifying dependents who have met certain eligibility requirements and who are not covered by other plans to which the Company contributes, such as collectively bargained plans. The Company's plan is currently unfunded.
     The accumulated postretirement benefit obligation was $3,919,000 and $3,654,000 at December 31, 1994 and 1993,
respectively, of which $4,057,000 and $3,192,000 has been accrued in Other Liabilities on the Consolidated Balance Sheet. Postretirement benefit expense was $865,000 and $649,000 for 1994 and 1993, respectively.
     The assumed health care cost trend rate used in measuring benefit costs was 12% for 1994, decreasing each successive year to a 6% annual growth rate in 1999, and thereafter. A one-percentage-point increase or decrease in the assumed health care cost trend rate for each year would not have a material effect on the accumulated postretirement benefit obligation or cost as of or for the year ended December 31, 1994. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8% and 7% at December 31, 1994 and 1993, respectively.
     The Company also contributes to multi-employer defined benefit welfare plans covering substantially all employees under collective bargaining agreements. Portions of the these contributions, which cannot be disaggregated, relate to postretirement benefits for plan participants. Total expense of these plans was $22,955,000 and $19,741,000 for 1994 and 1993.

NOTE H - PREFERRED STOCK:

     The Company has outstanding 100,000 shares of 6.9% redeemable cumulative convertible preferred stock, at par value of $50 per share at December 31, 1994. The shares are convertible into the Company's common stock at a conversion price of $23.393 per share, subject to certain antidilutive provisions. The Company has reserved 213,739 shares of common stock for such conversion. Shares which are not converted to common stock may be redeemed, in whole or in part, at the option of the Company, at a redemption price of 103.45% and declining ratably on an annual basis to par on December 1999. In December 1994, at the request of the holders, the Company redeemed 20,000 shares at a par value of $1,000,000. The holders have the option of requiring the Company to redeem, at par value, 6,000 shares annually and 40,000 shares cumulatively through December 2004. In December 2004, the Company is required to redeem all outstanding shares at par value plus accrued dividends.
     In March 1994, the holders exercised the right to convert 680,000 preferred shares with a par value of $34,000,000, into the Company's common stock. The transaction resulted in the issuance of 1,453,427 common shares.
     The nonvoting preferred shares are senior to common shares both as to accumulated dividends and liquidation preferences. Dividends are payable quarterly.
     Fair value of the preferred shares is estimated at $4,400,000 and $60,000,000 as of December 31, 1994 and 1993, respectively. Estimated fair value is computed assuming the stock was converted, at the option of the holder, to the Company's common shares utilizing the December 31, 1994 and 1993 closing market prices of the Company's common stock of $20.50 and $35.125 per share.

NOTE I - SHAREHOLDERS' EQUITY:

Changes in shareholders' equity consist of the following (in thousands):

                                           Additional
                                  Common     Paid-In    Retained  Treasury
                                   Stock     Capital    Earnings    Stock
                                  ------     -------    --------   -------
BALANCE at JANUARY 1, 1992       $19,341   $145,264    $123,719   $  (980)
  Net earnings available to                               2,397
common shareholders
  Common stock dividends paid                            (5,743)
  Exercise of stock options          174      1,467
                                 --------  --------    --------   --------
BALANCE at DECEMBER 31, 1992      19,515    146,731     120,373      (980)
  Net earnings available to                              36,357
common shareholders
  Common stock dividends paid                            (5,780)
  Exercise of stock options          174      2,425                     9
                                 --------  --------    --------   -------
BALANCE at DECEMBER 31, 1993      19,689    149,156     150,950      (971)
  Net earnings available to                              37,941
common shareholders
  Conversion of redeemable         1,453     32,513
preferred stock
  Common stock dividends paid                            (6,177)
  Exercise of stock options          144      2,700
                                 --------  --------    --------   -------
BALANCE at DECEMBER 31, 1994     $21,286   $184,369    $182,714   $  (971)
                                 ========  ========    ========   =======

NOTE J - STOCK OPTIONS:

     Under shareholder approved option plans, officers, directors and key employees may be granted options to purchase the Company's common stock at the fair market value on the date of grant. Options granted become exercisable over a period of six months to three years following the date of grant and expire ten years from the date of grant. A summary of the Company's employee stock option plans is as follows:

                                              Shares      Option Price
                                             Granted       Per Share
                                              ------       ---------
Outstanding at December 31, 1991             1,154,041    $ 4.56-$22.13
    Granted                                    162,295           $28.50
    Exercised                                 (214,890)   $ 4.56-$18.50
    Canceled                                   (16,090)   $12.75-$28.50
                                             ---------    -------------
Outstanding at December 31, 1992             1,085,356    $ 4.56-$28.50
    Granted                                    202,955           $22.50
    Exercised                                 (189,725)   $ 6.63-$28.50
    Canceled                                   (28,325)   $ 6.63-$28.50
                                             ---------    -------------
Outstanding at December 31, 1993             1,070,261    $ 6.63-$28.50
    Granted                                    134,820    $36.13-$37.75
    Exercised                                 (150,000)   $ 6.63-$28.50
    Canceled                                   (13,260)   $18.50-$37.75
                                             ---------    -------------
Outstanding at December 31, 1994             1,041,821    $ 6.63-$37.75
                                             =========    =============
Exercisable at December 31, 1994               655,853    $ 6.63-$36.13
                                             =========    =============
Available for grants in future periods       1,992,503
                                             =========

NOTE K - SEGMENT INFORMATION:

     Substantially all of the Company's revenues are derived from domestic and international transportation and/or forwarding of air freight and express shipments. Domestic is defined as any shipment with an origin and destination within the U.S., Puerto Rico or Canada. A substantial portion of international revenue originates in the U.S. ($234,607,000 in 1994, $181,491,000 in 1993, and $179,135,000 in 1992).
     The determination of operating income of domestic and international operations requires that certain costs incurred in the U.S. be allocated to international operations.

 Year Ended December 31              1994         1993         1992
 ----------------------              ----         ----         ----
                                             (In thousands)
 Revenues:
    Domestic                      $1,660,003   $1,484,787   $1,259,792
    International                    310,756      235,194      224,524
                                  ----------   ----------   ----------
                                  $1,970,759   $1,719,981   $1,484,316
                                  ==========   ==========   ==========
 Earnings from Operations:
    Domestic                      $   83,787   $   76,441   $   21,156
    International                      5,151        6,679        6,710
    Interest, net                    (24,663)     (24,093)     (18,779)
                                  ----------   ----------   ----------
 Earnings Before Income Taxes     $   64,275   $   59,027   $    9,087
                                  ==========   ==========   ==========
 Identifiable Assets:
    Domestic                      $1,027,115   $  965,721   $  928,592
    International                     51,391       37,145       36,147
                                  ----------   ----------   ----------
                                  $1,078,506   $1,002,866   $  964,739
                                  ==========   ==========   ==========

NOTE L - QUARTERLY RESULTS (Unaudited):

The following is a summary of unaudited quarterly results of operations (in thousands except per share data):

                                   1st        2nd        3rd        4th
1994                             Quarter    Quarter    Quarter    Quarter
----                             -------    -------    -------    -------
Revenues                        $466,552   $484,542   $489,744   $529,921
Earnings from Operations          17,786     27,725     19,698     23,729
Net Earnings Available to          6,416     12,960      8,040     10,525
Common Shareholders
Net Earnings per Common Share
  Primary                           $.32       $.61       $.38       $.50
  Fully Diluted                      .32        .57        .38        .48

1993
----
Revenues                        $398,766   $419,881   $434,223   $467,111
Earnings from Operations          11,936     16,294     26,142     28,748
Net Earnings Before Changes in     3,626      6,282     11,066     14,315
Accounting
Net Earnings Available to          6,773      5,594     10,371     13,619
Common Shareholders
Net Earnings per Common Share
Before Changes in Accounting
  Primary                           $.15       $.29       $.53       $.69
  Fully Diluted                      .15        .29        .52        .66

NOTE M - SUPPLEMENTAL GUARANTOR INFORMATION:

     In connection with the proposed shelf offering by Airborne Freight Corporation (the "Company") of $100,000,000 of unsecured Senior Notes ("Notes") certain of its subsidiaries (collectively, "Guarantors") will fully and unconditionally guarantee, on a joint and several basis, the Company's obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are ABX Air, Inc. ("ABX") and Airborne Forwarding Corporation ("AFC"), which are wholly-owned by the Company, and Airborne FTZ, Inc. ("FTZ") and Wilmington Air Park, Inc. ("WAP"), which are wholly-owned subsidiaries of ABX. Non-guarantor subsidiaries' assets, liabilities, revenues and net earnings are inconsequential both individually and on a combined basis in comparison to the Company's consolidated financial statement totals.

     Summarized financial information of the guarantors on a combined basis is presented below, management does not consider disclosure of separate subsidiary financial statements for each guarantor to be material.

Summarized information is as follows (in thousands):

Balance Sheet Information:

December 31,                                      1994         1993
Current Assets                                  $ 37,576     $ 33,286
Property & Equipment                             683,002      658,254
Other Noncurrent Assets                            8,994        4,712
Current Liabilities                               78,054       63,101
Long-term Debt                                    15,122       51,782
Other Noncurrent Liabilities                      64,440       56,047
Intercompany Payable                             445,777      422,547

Earnings Statement Information:

Year Ended December 31,               1994        1993         1992
Revenues - Intercompany             $591,501    $529,290     $422,759
Revenues - Third-party                32,872      21,945       16,456
Operating Expenses                   572,629     494,118      425,377
Earnings from Operations              51,744      57,117       13,838
Net Earnings                          23,404      25,153        8,145

     ABX is a certificated air carrier which owns and operates the domestic express cargo services for which the Company is the sole customer. ABX also offers air charter services on a limited basis to third-party customers. FTZ owns certain aircraft parts inventory which it sells primarily to ABX, with limited sales to third-party customers. FTZ is also the holder of a foreign trade zone certificate at Wilmington airport property. WAP is the owner of the Wilmington airport property which includes the Company's main sort facility, aircraft maintenance facilities, runway and related airport facilities and airline administrative and training facilities. ABX is the only occupant and customer of WAP. AFC, d.b.a. Sky Courier, provides expedited courier services and regional logistics warehousing primarily to third-party customers.

     Investment balances and revenues between Guarantor subsidiaries have been eliminated for purposes of presenting the above summarized financial information.

     Intercompany revenues and net earnings recorded by ABX, FTZ, and WAP are controlled by the Company and are based on various discretionary factors. Intercompany payable amounts represent net amounts due the Company by its Guarantor subsidiaries. The Company provides the Guarantor subsidiaries with substantially all cash necessary to fund operating and capital expenditure requirements. Federal income taxes allocated to the Guarantors have been computed assuming the subsidiaries filed a separate return. No state income taxes have been allocated to the Guarantor subsidiaries.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Airborne Freight Corporation
Seattle, Washington

     We have audited the accompanying consolidated balance sheets of Airborne Freight Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of net earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
     As discussed in Note A to the financial statements, as of January 1, 1993 the Company adopted Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

DELOITTE & TOUCHE LLP

February 10, 1995
Seattle, Washington


                                                               Exhibit 23.1

                       INDEPENDENT AUDITORS' CONSENT

Board of Directors
Airborne Freight Corporation
Seattle, Washington

We consent to the incorporation by reference in Registration Statement Nos.33-3713, 2-67161, 33-39720, 33-51651 and 33-58905 on Form S-8 and
Registration Statement No. 33-31629 on Form S-3 of our report dated February 10, 1995, on the consolidated financial statements of Airborne Freight Corporation and subsidiaries appearing in Form 10-K/A for the year ended December 31, 1994.



DELOITTE & TOUCHE LLP

Seattle, Washington
September 1, 1995