Form 10-Q/A
period 1995-06-30
AIRBORNE FREIGHT CORP /DE/
filed 1995-09-01
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q/A
                         Amendment #1 to Form 10-Q

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

                       AIRBORNE FREIGHT CORPORATION
                  Amendment #1 to June 30, 1995 Form 10-Q

     The undersigned registrant hereby amends the following financial statements of it Form 10-Q dated June 30, 1995, as set forth in the pages attached hereto:

Part I - Financial Information:

     Item I - Financial Statements: Notes to the Financial Statements have been amended to include Note D - Supplemental Guarantor Information.


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


NOTE D--SUPPLEMENTAL GUARANTOR INFORMATION:

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

Summarized information is as follows (in thousands):


Balance Sheet Information:

June 30,                                          1995         1994
Current Assets                                  $ 37,027     $ 32,689
Property & Equipment                             699,380      676,499
Other Noncurrent Assets                            8,713        7,199
Current Liabilities                               63,127       58,893
Long-term Debt                                    13,797       16,483
Other Noncurrent Liabilities                      65,630       57,112
Intercompany Payable                             469,157      470,138


Earnings Statement Information:

Six Months Ended June 30,                         1995         1994
Revenues - Intercompany                         $316,570     $285,876
Revenues - Third-party                            21,446       13,260
Operating Expenses                               318,127      281,519
Earnings from Operations                          16,889       17,617
Net Earnings                                       7,229       10,986


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

                                SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AIRBORNE FREIGHT CORPORATION
                                        ----------------------------
                                                  (Registrant)


Date:     September 1, 1995             /s/Roy C. Liljebeck
          -----------------             -------------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer

Date:     September 1, 1995             /s/Lanny H. Michael
          -----------------             -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
