Form 10-Q
period 1995-09-30
AIRBORNE FREIGHT CORP /DE/
filed 1995-11-14
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1995

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

     Common Stock, par value $1 per share

     Outstanding (net of 315,150 treasury shares)
        as of September 30, 1995                    21,050,336 shares
                                                    -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)

                                          Three Months Ended             Nine Months Ended
                                             September 30                  September 30
                                          ------------------             -----------------
                                           1995        1994              1995        1994
                                           ----        ----              ----        ----
REVENUES:
  Domestic                              $468,275    $415,417          $1,363,083  $1,219,958
  International                           92,290      74,327             273,338     220,880
                                        --------    --------          ----------  ----------
                                         560,565     489,744           1,636,421   1,440,838

OPERATING EXPENSES:
  Transportation purchased               196,566     164,745             582,077     482,277
  Station and ground operations          171,649     147,915             507,575     438,056
  Flight operations and maintenance       81,738      73,046             239,110     204,282
  General and administrative              39,767      35,898             114,280     108,166
  Sales and marketing                     14,490      13,679              46,371      41,011
  Depreciation and amortization           36,134      34,763             105,782     101,837
                                        --------    --------          ----------  ----------
                                         540,344     470,046           1,595,195   1,375,629
                                        --------    --------          ----------  ----------

     EARNINGS FROM OPERATIONS             20,221      19,698              41,226      65,209
INTEREST, NET                              7,343       6,212              21,032      18,222
                                        --------    --------          ----------  ----------
     EARNINGS BEFORE INCOME TAXES         12,878      13,486              20,194      46,987

INCOME TAXES                               5,176       5,341               8,350      18,779
                                        --------    --------          ----------  ----------
     NET EARNINGS                          7,702       8,145              11,844      28,208
PREFERRED STOCK DIVIDENDS                     69         105                 208         792
                                        --------    --------          ----------  ----------

     NET EARNINGS AVAILABLE TO COMMON   $  7,633    $  8,040          $   11,636  $   27,416
SHAREHOLDERS
                                        ========    ========          ==========  ==========

NET EARNINGS PER COMMON SHARE           $    .36    $    .38          $      .55  $     1.31
                                        ========    ========          ==========  ==========

DIVIDENDS PER COMMON SHARE              $   .075    $   .075          $     .225  $     .225
                                        ========    ========          ==========  ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                            September 30   December 31
                                            ------------   -----------
                  ASSETS                        1995           1994
                  ------                        ----           ----
                                            (Unaudited)
CURRENT ASSETS:
  Cash                                     $   14,137     $   10,318
  Trade accounts receivable, less             239,576        221,788
allowance of $7,650 and $7,500
  Spare parts and fuel inventory               31,004         28,071
  Deferred income tax assets                   13,838         12,458
  Prepaid expenses                             21,958         20,701
                                           ----------     ----------
     TOTAL CURRENT ASSETS                     320,513        293,336

PROPERTY AND EQUIPMENT, NET                   830,845        766,346

EQUIPMENT DEPOSITS and OTHER ASSETS            21,675         18,824
                                           ----------     ----------
TOTAL ASSETS                               $1,173,033     $1,078,506
                                           ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                         $  121,627     $  117,194
  Salaries, wages and related taxes            39,669         43,858
  Accrued expenses                             66,036         59,053
  Income taxes payable                          2,142            342
  Current portion of debt                       6,435          6,018
                                           ----------     ----------
     TOTAL CURRENT LIABILITIES                235,909        226,465

LONG-TERM DEBT                                361,317        279,422

SUBORDINATED DEBT                             115,000        118,580

DEFERRED INCOME TAX LIABILITIES                32,548         30,402

OTHER LIABILITIES                              28,656         31,239

REDEEMABLE PREFERRED STOCK                      3,948          5,000

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares, no shares
issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,365,486 and 21,285,924           21,366         21,286
shares
  Additional paid-in capital                  185,647        184,369
  Retained earnings                           189,613        182,714
                                           ----------     ----------
                                              396,626        388,369
  Treasury stock, 315,150 shares, at cost        (971)          (971)
                                           ----------     ----------
                                              395,655        387,398
                                           ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,173,033     $1,078,506
                                           ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                              Nine Months Ended
                                                 September 30
                                               ----------------
                                               1995         1994
                                               ----         ----
OPERATING ACTIVITIES:
  Net Earnings                             $ 11,844     $ 28,208
  Adjustments to reconcile net earnings to
net cash provided by operating activities:
     Depreciation and amortization           98,224       94,511
     Provision for aircraft engine            7,558        7,326
overhauls
     Deferred income taxes                      766        1,213
     Other                                   (2,470)      (2,316)
                                           --------     --------
  CASH PROVIDED BY OPERATIONS               115,922      128,942

     Change in:
       Receivables                          (17,788)     (14,795)
       Inventories and prepaid expenses      (4,190)       3,000
       Accounts payable                       4,433       16,442
       Accrued expenses, salaries and         4,594        3,755
taxes payable
                                           --------     --------
  NET CASH PROVIDED BY OPERATING            102,971      137,344
ACTIVITIES

INVESTING ACTIVITIES:
  Additions to property and equipment      (167,541)    (125,861)
  Disposition of property and equipment         904          913
  Expenditures for engine overhauls          (6,060)      (3,064)
  Other                                         520         (653)
                                           --------     --------
  NET CASH USED IN INVESTING ACTIVITIES    (172,177)    (128,665)

FINANCING ACTIVITIES:
  Proceeds from bank note borrowings, net   (12,100)      37,100
  Proceeds from debt issuance               107,461           --
  Principal payments on debt                (17,693)     (39,578)
  Proceeds from common stock issuance           306        2,805
  Dividends paid                             (4,949)      (5,518)
                                           --------     --------
  NET CASH PROVIDED (USED) BY FINANCING      73,025       (5,191)
ACTIVITIES
                                           --------     --------

NET INCREASE IN CASH                          3,819        3,488

CASH AT JANUARY 1                            10,318        7,134
                                           --------     --------
CASH AT SEPTEMBER 30                       $ 14,137     $ 10,622
                                           ========     ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995
                                (Unaudited)


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

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                            September 30   December 31
                                            ------------   ------------
                                                1995           1994
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $100,000       $135,000
  Notes payable                                39,900         17,000
  Senior notes                                200,000        100,000
  Revenue bonds                                13,200         13,200
  Other debt                                   11,072         16,670
                                             --------       --------
                                              364,172        281,870
Subordinated debt:
  Senior subordinated notes                     3,580          7,150
  Convertible subordinated debentures         115,000        115,000
                                             --------       --------
                                              118,580        122,150
                                             --------       --------
Total long-term debt                          482,752        404,020
Less current portion                            6,435          6,018
                                             --------       --------
                                             $476,317       $398,002
                                             ========       ========

NOTE C--EARNINGS PER COMMON SHARE:

     Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options. Fully diluted earnings per share for the three and nine months ended September 30, 1995 and 1994 are the same as primary earnings per share.

Average shares outstanding used in earnings per share computations were as follows:
                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                                 September 30      September 30
                                 ------------      ------------
                               1995       1994       1995       1994
                               ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING     21,196     21,288     21,186     20,955


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

     The Company's operating performance in the third quarter of 1995 resulted in significantly higher operating income and net earnings compared to the first and second quarters of the year. Operating results were positively impacted by improving shipment yields and lower average costs per shipment handled. Shipment yields improved due to several factors: an increase in the average weight per shipment in the latter part of the quarter; stronger growth in the overnight express product; and, rate increases imposed in specific customer segments. Productivity gains were a major contributor to the 4.6% improvement in the average cost per shipment handled, when compared to last years third quarter.

     Net earnings available to common shareholders for the third quarter of 1995 were $7.6 million, or $.36 per share, compared to $8.0 million, or $.38 per share for the third quarter of 1994. Net earnings available to common shareholders for the first nine months of 1995 were $.55 per share compared to $1.31 per share for the comparable period of 1994.

     The following table sets forth selected shipment and revenue data for the comparative periods indicated:
                                Three Months Ended    Nine Months Ended
                                ------------------    ----------------
                                   September 30          September 30
                                   ------------          ------------
                                 1995       1994       1995       1994
                                 ----       ----       ----       ----
Shipments (in thousands):
   Domestic
     Overnight
       Letters                   9,393      8,571     27,540     25,545
       0-2 Lbs.                 12,689     11,128     36,910     32,918
       3-99 Lbs.                11,211      9,877     32,192     29,175
                               -------    -------    -------    -------
                                33,293     29,576     96,642     87,638
     Select Delivery Service
       0-2 Lbs.                 14,933     10,808     43,394     30,506
       3-99 Lbs.                 8,310      6,475     24,129     18,281
                               -------    -------    -------    -------
                                23,243     17,283     67,523     48,787
       100 Lbs. and over            78         89        240        265
                               -------    -------    -------    -------
     Total Domestic             56,614     46,948    164,405    136,690
                               -------    -------    -------    -------
   International
     Express                     1,037        891      2,986      2,554
     All Other                     140        120        412        354
                               -------    -------    -------    -------
   Total International           1,177      1,011      3,398      2,908
                               -------    -------    -------    -------
   Total Shipments              57,791     47,959    167,803    139,598
                               =======    =======    =======    =======

Average Pounds per Shipment:
   Domestic                        4.5        4.8        4.5        4.8
   International                  61.2       60.0       63.7       62.1

Average Revenue per Pound:
   Domestic                    $  1.80    $  1.83    $  1.81    $  1.87
   International               $  1.29    $  1.23    $  1.27    $  1.22

Average Revenue per Shipment:
   Domestic                    $  8.24    $  8.85    $  8.27    $  8.92
   International               $ 78.41    $ 73.52    $ 80.44    $ 75.96


   Total shipments increased 20.2% in the first nine months of 1995 compared to 16.4% in the first nine months of 1994. Total revenues increased 13.6% in the first nine months of 1995 compared to 15.0% in 1994.

   Domestic shipments increased 20.3% in the first nine months of 1995 compared to 16.5% for the same period of 1994. Domestic shipments increased 20.6% in the third quarter of 1995 compared to 15.5% in 1994. Domestic shipment growth during the first nine months of 1995 was positively impacted by the higher growth rate for overnight shipments, than in prior periods, particularly in the third quarter of 1995 when overnight shipments increased 12.6% compared to 5.5% in the corresponding period of 1994. Also growth in the Company's deferred service products which provide next afternoon and second-day delivery service continues to aid domestic growth. For the first nine months of 1995, deferred service accounted for over 41.1% of total domestic shipments, compared to 35.7% for the first nine months of 1994.

   Domestic revenues increased 11.7% in the first nine months of 1995 and 12.7% in the third quarter of 1995 compared to 12.1% and 9.8% in the nine month period and third quarter of 1994, respectively. Third quarter 1995 domestic revenue growth was positively impacted by the significant growth in higher yielding overnight shipments. The Company also initiated a yield enhancement program with rate increases on specific business segments being initiated during the third quarter, with additional rate increases planned for the fourth quarter and in 1996. Furthermore, the average weight per shipment was stable during the third quarter and actually increased during the latter part of the quarter. These factors all combined to produce a more stable domestic yield environment in the third quarter compared to the first and second quarters of 1995.

   International shipments increased 16.9% in the first nine months of 1995 compared to 11.2% in 1994, and 16.4% in the third quarter of 1995 compared to 13.3% in the corresponding period of 1994. The growth in international shipments was aided by the relatively balanced growth in higher yielding freight as well as express shipments. International revenues increased 23.7% in the first nine months of 1995 compared to 34.0% in 1994 and for the third quarter of 1995 and 1994 increased 24.2% and 32.9%, respectively. International revenue per shipment and the average weight per shipment increased during the first nine months of 1995 compared to the corresponding 1994 period, as a result of the sustained growth in higher yielding freight shipments.

   Operating expenses as a percentage of revenues were 97.5% for the first nine months of 1995 compared to 95.5% in the first nine months of 1994 and 95.5% for all of 1994. Operating cost per shipment handled decreased 3.5% to $9.51 for the first nine months of 1995 compared to the corresponding 1994 period. The operating cost per shipment for the third quarter of 1995 decreased 4.6% to $9.35, compared to the third quarter of 1994 and decreased 2.7% from the second quarter of 1995. The Company experienced a 7.0% improvement in productivity for the third quarter of 1995 as measured by shipments handled per paid employee hour. Comparisons of certain operating expense components are discussed below.

   Transportation purchased increased as a percentage of revenues to 35.6% in the first nine months of 1995 compared to 33.5% in 1994. This increase was primarily due to additional commercial airline costs resulting from the growth in international freight shipments discussed above.

   Station and ground expense as a percentage of revenues in the first nine months of 1995 was 31.0% compared to 30.4% in the first nine months of 1994. Productivity gains helped offset inflationary pressures on costs.

   Flight operations and maintenance expense as a percentage of revenues during the first nine months of 1995 was 14.6%, compared to 14.2% in the first nine months of 1994. The average aviation fuel price for the first nine months of 1995 was $.59 per gallon, which was also the average price per gallon in the corresponding period of 1994. Aviation fuel consumption increased to 103 million gallons in the first nine months of 1995, a 14.4% increase compared to the first nine months of 1994. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the third quarter of 1994.

   The increased number of aircraft in service also accounted for the increase in depreciation and amortization expense which, as a percentage of revenues in the first nine months of 1995 was 6.5%, compared to 7.1% for the corresponding period in 1994.

   General and administrative and sales and marketing expenses on a combined basis decreased as a percentage of revenues in the first nine months of 1995 compared to 1994. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

   Interest expense in the first nine months of 1995 was higher than the corresponding period of 1994. This increase was the result of higher average outstanding borrowings combined with higher effective interest rates.

   The Company's effective tax rate was 41.3% in the first nine months of 1995 compared to 40.0 in the first nine months of 1994 and 39.6% for all of 1994. The higher effective tax rate for the first nine months of 1995 was the result of certain taxes and nondeductible expenses that are not directly related to the level of earnings.

LIQUIDITY AND CAPITAL RESOURCES:

   Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $220 to $225 million in 1995, of which a significant portion is related to the acquisition and modification of aircraft. During the first nine months of 1995, total capital expenditures net of dispositions were $167 million. The principal sources of liquidity for financing capital expenditures during the first nine months of 1995 were cash provided by operations and financing under the Company's bank lines of credit.

   The Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations.
At September 30, 1995, a total of $139.9 million was outstanding under the revolving bank credit and money market credit lines.

   In September, 1995 the Company issued $100 million of 7.35% notes due September 15, 2005. The net proceeds from this transaction were used to pay down the Company's bank lines of credit, and replaced floating rate debt with a fixed rate.

   In August, 1995 the Company's long term senior debt classification was downgraded by Standard & Poor's from "BBB+" to "BBB", citing the pressure on domestic yields as the primary factor. Moody's rating of "Baa3" remained unchanged.

   In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1995 operations should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1995.

                        PART II. OTHER INFORMATION
                        --------------------------

Item 6.   Exhibits and Reports or Form 8-K.

          (a)  Exhibits
               Exhibit No. 27 - Financial Data Schedule

          (b) Reports on Form 8-K - A Form 8-K dated September 18, 1995, has been duly filed. The form included the following information:

               (1) Provided notice that on September 18, 1995, Airborne Freight Corporation sold $100,000,000 aggregate principal amount of 7.35% Notes due September 15, 2005.

               (2) Provided opinion of counsel regarding the legality of issuance of $100,000,000 of notes of Airborne Freight Corporation as well as guarantees of notes by certain wholly-owned subsidiaries.

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


Date:                11/14/95             /s/Roy C. Liljebeck
                     --------             -------------------
                                          Roy C. Liljebeck
                                          Executive Vice President,
                                          Chief Financial Officer

Date:                11/14/95             /s/Lanny H. Michael
                     --------             -------------------
                                          Lanny H. Michael
                                          Senior Vice President,
                                          Treasurer and Controller