Form 10-K
period 1995-12-31
AIRBORNE FREIGHT CORP /DE/
filed 1996-03-27
CIK 3000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     --------------------------------
                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

    For the fiscal year ended           Commission file number
        December 31, 1995                       1-6512

                    ----------------------------------

                       AIRBORNE FREIGHT CORPORATION
          (Exact name of registrant as specified in its charter)

            Delaware                          91-0837469
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

     As of February 26, 1996, 21,124,239 shares (net of 315,150 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $571,987,939.(1)

                    Documents Incorporated by Reference

     Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

     Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held April 23, 1996 are incorporated by reference into
Part III.





(1) Excludes value of shares of Common Stock held of record by non-employee directors and executive officers at February 26, 1996. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

                       AIRBORNE FREIGHT CORPORATION
                       1995 FORM 10-K ANNUAL REPORT

                             Table of Contents

                                                              Page
                                                              ----
          Part I                                                 1

Item 1.   Business                                               1
Item 2.   Properties                                            11
Item 3.   Legal Proceedings                                     11
Item 4.   Submission of Matters to a Vote of Security Holders   11
Item 4a.  Executive Officers of the Registrant                  11



          Part II                                               13

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                   13
Item 6.   Selected Financial Data                               13
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   13
Item 8.   Financial Statements and Supplementary Data           13
Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                   13



          Part III                                              14

Item 10.  Directors and Executive Officers of the Registrant    14
Item 11.  Executive Compensation                                14
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                        14
Item 13.  Certain Relationships and Related Transactions        14



          Part IV                                               15

          Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                               15


                                  PART I

ITEM 1. BUSINESS
-------------------
a)   General Development of Business
     --------------------------------
     Airborne Freight Corporation (herein referred to as "Airborne Express" or the "Company", which reference shall include its subsidiaries and their assets and operations, unless the context clearly indicates otherwise) was incorporated in Delaware on May 10, 1968. The Company is an air express company and air freight forwarder that expedites shipments of all sizes to destinations throughout the United States and most foreign countries.

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

b)   Financial Information about Industry Segments
     ----------------------------------------------
     None

c)   Narrative Description of Business
     ----------------------------------
     Airborne Express provides door-to-door express delivery of small packages and documents throughout the United States and to and from most foreign countries. The Company also acts as an international and domestic freight forwarder for shipments of any size. The Company's strategy is to be the low cost provider of express services for high volume corporate customers.

Domestic Operations
--------------------
     The Company's domestic operations, supported by approximately 265 facilities, primarily involve express door-to-door delivery of shipments weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, electronic and computer parts, software, machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

     The Company's primary service is its overnight express product. This product, which comprised approximately 58% of the Company's domestic shipments during 1995, generally provides for before noon delivery on the next business day to most metropolitan cities in the United States. The Company also provides Saturday and holiday pickup and delivery service for most cities.

     During the last five years, the Company has also offered a deferred service product, Select Delivery Service ("SDS"), which provided for next page 1

afternoon or second day delivery. SDS service shipments weighing five pounds or less were delivered on a next afternoon basis with shipments weighing more than five pounds delivered on a second day basis. SDS shipments, which comprised approximately 42% of total domestic shipments during 1995, are lower priced than the overnight express product reflecting the less time sensitive nature of the shipments.

     In early 1996, the Company began phasing in two new levels of deferred service to replace its SDS product. The services, Next Afternoon Service and Second Day Service, will expand the Company's deferred service options. Next Afternoon Service will be available for shipments weighing five pounds or less and Second Day Service will be offered for shipments of all weights. Next Afternoon Service rates will be higher than Second Day Service rates.

     While the Company's domestic airline system is designed primarily to handle express shipments, any available capacity is also utilized to carry shipments which the Company would normally move on other carriers in its role as an air freight forwarder.

Communications System
----------------------
     FOCUS (Freight On-line Control and Update System) is a proprietary communications system which provides real time information for purposes of tracking and providing the status of customer's shipments as well as monitoring the performance of the Company's operational systems. The Company's facilities and international agents are linked to FOCUS and provide inputs to the system, in part through the driver's use of hand-held scanners which read bar-codes on the shipping documents, with information necessary to determine the status and location of customer shipments 24 hours a day. FOCUS also allows for direct customer access to shipment information through the use of their own computer systems.

     FOCUS also provides the Company's personnel with important information for use in coordinating its operational activities. Information regarding Company-operated aircraft arrivals and departures, weather, and documentation requirements for shipments destined to foreign locations are several examples of the information maintained by FOCUS.

Pickup and Delivery
--------------------
     The Company accomplishes its door-to-door pickup and delivery service using approximately 12,800 radio-dispatched delivery vans and trucks, of which approximately 4,500 are owned by the Company. Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

     Because convenience is an important factor in attracting business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations. The Company has approximately 9,800 boxes in service.
                                  page 2

Sort Facilities
----------------
     The Company's main sort center is located in Wilmington, Ohio. As express delivery volume has increased, the main sort center has been expanded. In 1995, the sort center was expanded and currently has the capacity to handle approximately 980,000 pieces during the primary 2-1/2 hour nightly sort operation. On average, approximately 835,000 pieces were sorted each weekday night at the sort center during the fourth quarter of 1995. In addition to the sort facilities, the Wilmington location consists of a Company-owned airport which includes maintenance, storage, training and refueling facilities; and operations and administrative offices.

     The Company also conducts a day sort operation at Wilmington. The day sort serviced SDS shipments weighing in excess of five pounds that are consolidated at certain regional hub facilities and either flown or trucked into or out of Wilmington. Beginning in 1996, the Company plans to have the day sort handle shipments weighing five pounds or less that are designated for Second Day Service.

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

     In the fourth quarter of 1995, approximately 59% and 16% of total shipment weight was handled through the night sort and day sort operations at Wilmington, respectively, with the remaining 25% being handled exclusively by the regional hubs.

Shipment Routing
-----------------
     The logistical means of moving a shipment from its origin to destination are determined by several factors. Shipments are routed differently depending on shipment product type, weight, geographic distances between origin and destination, and locations of Company stations relative to the locations of sort facilities. Shipments generally are moved between stations and sort facilities on either Company aircraft or contracted trucks. A limited number of shipments are transported airport-to-airport on commercial air carriers.

     Overnight express shipments and deferred service shipments weighing five pounds or less are picked up by local stations and generally consolidated with other stations' shipments at Company airport facilities. Shipments that are not serviced through regional hubs are loaded on Company aircraft departing each weekday evening from various points within the United States and Canada. These aircraft may stop at other airports to permit additional locations and feeder aircraft to consolidate their cargo onto the larger aircraft before completing the flight to the Wilmington hub. The aircraft are scheduled to arrive at Wilmington between approximately 11:30 p.m. and 3:00 a.m. at which time the shipments are sorted and reloaded. The aircraft are scheduled to depart before 6:00 a.m. and return to their applicable destinations in time to complete scheduled next business morning or deferred service commitments. The Wilmington hub also receives shipments via truck from selected stations in the vicinity of the Wilmington hub for integration with the nightly sort process.

     For the day sort operation, generally eight aircraft return to Wilmington from overnight service destinations on Tuesday through Thursday. These aircraft, and trucks from six regional hubs, arrive at Wilmington between 10:00 a.m. and noon, at which time shipments are sorted and reloaded on the aircraft or trucks by 3:00 p.m. for departure and return to their respective destinations.

     The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both overnight express and deferred service shipments. This sort is supported by 13 Company aircraft and by trucks.

Aircraft
---------
     The Company currently utilizes used aircraft manufactured in the late 1960s and early 1970s. Upon acquisition, the aircraft are substantially modified by the Company. At the end of 1995, the Company's in-service fleet consisted of a total of 105 aircraft, including 33 McDonnell Douglas DC-8s (consisting of 11 series 61, 6 series 62 and 16 series 63), 61 DC-9s (consisting of 2 series 10, 41 series 30 and 18 series 40), and 11 YS-11 turboprop aircraft. The Company owns the majority of the aircraft it operates, but has completed sale-leaseback transactions with respect to six DC-8 and six DC-9 aircraft. In addition, approximately 70 smaller aircraft are chartered nightly to connect small cities with Company aircraft that then operate to and from Wilmington.

     In December 1995, the Company announced an agreement to purchase 12 used Boeing 767-200's between the years 1997 and 2000 and its plans to pursue the acquisition of 10 to 15 additional used 767-200's between the years 2000 and 2004. This newer generation of aircraft should increase operating efficiency and allow the Company to meet anticipated demand for additional lift capacity. There are no plans to retire any aircraft as a result of the acquisitions.

     At year end 1995, the nightly lift capacity of the system was about
3.5 million pounds versus approximately 3.1 million pounds and 2.8 million pounds at the end of 1994 and 1993, respectively. Over the past several years the Company's utilization of available lift capacity has exceeded 80%.

     In response to increased public awareness regarding the operation of older aircraft, the Federal Aviation Administration ("FAA") periodically mandates additional maintenance requirements for certain aircraft, including the type operated by the Company. In 1995, the Company completed a significant inspection and maintenance program pertaining to corrosion as required by an Airworthiness Directive issued by the FAA. The FAA could, in the future, impose additional maintenance requirements for aircraft and engines of the type operated by the Company or interpret existing rules in a manner which could have a material effect on the Company's operations and financial position.

     In accordance with federal law and FAA regulations, only subsonic turbojet aircraft classified as Stage 2 or 3 by the FAA may be operated in the United States. Generally, Stage 3 aircraft produce less noise than a comparable Stage 2 aircraft.

     In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Noise Act"). Among other things, the Noise Act generally requires turbojet aircraft weighing in excess of 75,000 pounds and operating in the United States (the type of DC-8 and DC-9 aircraft operated by the Company) to comply with Stage 3 noise emission standards on or before December 31, 1999. The Company's YS-11 turboprop aircraft are not subject to these requirements. In accordance with the Noise Act, the FAA has issued regulations establishing interim compliance deadlines. These rules require air carriers to reduce the base level of Stage 2 aircraft they operate 50% by December 31, 1996; and 75% by December 31, 1998. As of December 31, 1995 the Company had reduced the base level of its Stage 2 aircraft by approximately 41% and expects to meet or exceed the compliance percentage at the interim compliance deadline of December 31, 1996. As of December 31, 1995, 49 of the Company's turbojet aircraft (23 DC-8 and 26 DC-9 aircraft) were Stage 3 aircraft, the balance being Stage 2 aircraft. In addition to FAA regulation, certain local airports also regulate noise compliance. See "Business - Regulation".

     The Company, in conjunction with several other companies, has developed noise suppression technology known as hush kits for its DC-9 series aircraft which have been certified to meet FAA Stage 3 requirements. Stage 3 requirements have been met on 26 DC-9 series aircraft. The capital cost for Stage 3 hush kits is approximately $1.2 million for each DC-9 series aircraft. The Company has installed hush kits which satisfy Stage 3 compliance requirements on all of its DC-8-62 and DC-8-63 series aircraft and one of its DC-8-61 series aircraft. The estimated capital cost for these hush kits and related hardware on the DC-8-62 and 63 series aircraft is approximately $1.6 million per aircraft. The capital cost to modify the DC-8-61 aircraft to meet Stage 3 noise standards is approximately $4.0 million per aircraft.

International Operations
-------------------------
     The Company provides international express door-to-door delivery and a variety of freight services. These services are provided in most foreign countries on an inbound and outbound basis through a network of Airborne offices and independent agents. Most international deliveries are accomplished within 24 to 96 hours of pickup.

     The Company's domestic stations are staffed and equipped to handle international shipments to or from almost anywhere in the world. In addition to its extensive domestic network, the Company operates its own offices in the Far East, Australia, New Zealand, and the United Kingdom. The Company's freight and express agents worldwide are connected to FOCUS, Airborne's on-line communication network, through which the Company can provide its customers with immediate access to the status of shipments almost anywhere in the world.

     The Company's international air express service is intended for the movement of non dutiable and certain dutiable shipments weighing less than 99 pounds. The Company's international air freight service handles heavier weight shipments on either an airport-to-airport, door-to-airport or door-to-door basis. The Company also offers ocean service capabilities for customers who want a lower cost shipping option.

     The Company's strategy is to use a variable-cost approach in delivering and expanding international services to its customers. This strategy uses existing commercial airline lift capacity in connection with the Company's domestic network to move shipments to and from overseas destinations and origins. Additionally, service arrangements with independent freight and express agents have been entered into to accommodate shipments in locations not currently served by Company-owned operations. The Company currently believes there are no significant service advantages which would justify the operation of its own aircraft on international routes, or making significant investment in additional offshore facilities or ground operations. In order to expand its business at a reasonable cost, the Company continues to explore possible joint venture agreements, similar to its arrangement with Mitsui & Co., Ltd. in Japan, which combine the Company's management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners.

Customers and Marketing
------------------------
     The Company's primary domestic strategy focuses on express services for high volume corporate customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries. As of December 31, 1995, the Company serviced approximately 430,000 active customer shipping locations.

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

     The Company's sales force currently consists of approximately 300 domestic representatives and approximately 70 international specialists. The Company's sales efforts are supported by the Marketing and International Divisions, based at the Company headquarters. Senior management is also active in marketing the Company's services to major accounts.

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

     For many of its high volume customers, the Company offers a metering device, called LIBRA II, which is installed at the customer's place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels and provides a daily shipping report. At year end 1995, the system was in use at approximately 8,200 domestic customer locations and 700 international customer locations. Use of LIBRA II not only benefits the customer directly, but also lowers the Company's operating costs, since LIBRA II shipment data is transferred into the Airborne FOCUS shipment tracking system automatically, thus avoiding duplicate data entry.

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

     In 1995, the Company unveiled "LIGHTSHIP-TRACKER", a PC-based tracking software, which is the first in a series of planned new software products designed to improve customer productivity and provide convenient access to the Company's various services. LIGHTSHIP-TRACKER allows customers, working from their PCs, to view the status of and receive information regarding their shipments through access to the Airborne FOCUS system.

     The Company offers a number of special logistics programs to customers through its Advanced Logistics Services Corp. ("ALS") subsidiary. This subsidiary operates the Company's Stock Exchange and Hub Warehousing and other logistics programs. These programs provide customers the ability to maintain inventories which can be managed either by Company or customer personnel. Items inventoried at Wilmington can be delivered utilizing either the Company's airline system or, if required, commercial airlines on a next-flight-out basis. ALS' Central Print program allows information to be sent electronically to customer computers located at Wilmington where Company personnel monitor printed output and ship the material according to customer instructions.

     In addition, the Company's Sky Courier business provides expedited next-plane-out service at premium prices. Sky Courier also offers a Regional Warehousing program where customer inventories are managed at any of over 60 locations around the United States and Canada.

     The Company has obtained ISO 9000 certification for its Chicago, Philadelphia and London stations and its Seattle Headquarters. ISO 9000 is a program developed by the International Standards Organization ("ISO"), based in Geneva, Switzerland. This organization provides a set of international standards on quality management and quality assurance presently recognized in 92 countries. The certification is an asset in doing business worldwide and provides evidence of the Company's commitment to excellence and quality.

Competition
------------
     The market for the Company's services has been and is expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide reliable pickup and delivery, and value-added services.

     Federal Express continues to be the dominant competitor in the domestic express business, followed by United Parcel Service. Airborne Express ranks third in shipment volume behind these two companies in the domestic express business. Other domestic express competitors include the U.S. Postal Service's Express Mail Service and several other transportation companies offering next morning or next-plane-out delivery service. The Company also competes to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

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

Employees
----------
     As of December 31, 1995, the Company and its subsidiaries had approximately 11,500 full-time employees and 8,000 part-time and casual employees. Approximately 5,400 full-time employees (including the Company's 660 pilots) and 3,400 part-time and casual employees are employed under union contracts, primarily with locals of the International
Brotherhood of Teamsters and Warehousemen.

Labor Agreements
-----------------
     Most labor agreements covering the Company's ground personnel were recently renegotiated for four-year terms expiring in 1998. The Company's pilots are covered by a contract which became amendable on July 31, 1995. Negotiations with the pilots are ongoing and the Company believes the contract will be amended without experiencing any work disruption.

Subsidiaries
-------------
     The Company has the following wholly-owned subsidiaries:

     1. ABX Air, Inc., a Delaware corporation, is a certificated air carrier which owns and operates the Company's domestic express cargo service. Its wholly-owned subsidiaries are as follows:

          a) Wilmington Air Park, Inc., an Ohio corporation, is the owner of the Wilmington airport property (Airborne Air Park).

          b) Airborne FTZ, Inc., an Ohio corporation, is the holder of a foreign trade zone certificate at the Wilmington airport property and owns and manages the Company's expendable aircraft parts inventory.

          c) Aviation Fuel, Inc., an Ohio corporation, purchases and sells aviation and other fuels.

          d) Advanced Logistics Services Corp., an Ohio corporation, provides customized warehousing, inventory management and shipping services.

          e) Sound Suppression, Inc., an Ohio corporation with nocurrent operating activities.

     2. Awawego Delivery, Inc., a New York corporation, holds trucking rights in New York and Connecticut.

     3. Airborne Forwarding Corporation, a Delaware corporation doing business as Sky Courier, provides expedited courier service.

     4. Airborne Freight Limited, a New Zealand corporation, provides air express and air freight services.

Regulation
-----------
     The Company's operations are regulated by the United States Department of Transportation ("DOT"), the FAA, and various other federal, state, local and foreign authorities.

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

     The Company's aircraft currently meet all known requirements for emission levels. However, under the Clean Air Act, individual states or the Federal Environmental Protection Agency (the "EPA") may adopt regulations requiring the reduction in emissions for one or more localities based on the measured air quality at such localities. The EPA has proposed regulations for portions of California calling for emission reductions through restricting the use of emission producing ground service equipment or aircraft auxiliary power units. There can be no assurance, that if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on the Company.

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

Financial Information Regarding International and Domestic Operations
----------------------------------------------------------------------
     Financial information relating to foreign and domestic operations for each of the three years in the period ended December 31, 1995 is presented in

Note K (Segment Information) of the Notes to Consolidated Financial Statements appearing in the 1995 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2. PROPERTIES
---------------------
     The Company leases general and administrative office facilities located in Seattle, Washington.

     At year end the Company maintained approximately 265 domestic and 7 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.

     The Company owns the airport at the Airborne Air Park, in Wilmington, Ohio. The airport currently consists of two runways, taxi-ways, aprons, buildings serving as aircraft and equipment maintenance facilities, a sort facility, storage facilities, a training center, and operations and administrative offices. In 1995, the Company completed a significant expansion of the airpark which included construction of a second runway, taxiways and several other facilities.

     The Company believes its existing facilities are adequate to meet current needs.

     Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes E and F of the Notes to Consolidated Financial Statements appearing in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS
----------------------------
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------
     None

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------

                              Positions and Offices Presently
Name                     Age  Held and Business Experience
----                     ---  --------------------------------
Robert S. Cline          58   Chairman and Chief Executive Officer (1984
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

                                 page 11


Robert G. Brazier        58   President and Chief Operating Officer (1978
                              to date); Executive Vice President and
                              Chief Operating Officer (1973 to 1978);
                              Senior Vice President, Operations (1970 to
                              1973); Vice President, Operations (1968 to
                              1970); Vice President, Sales and
                              Operations, Pacific Air Freight, Inc. (1964
                              to 1968)

Roy C. Liljebeck         58   Chief Financial Officer (1984 to date);
                              Executive Vice President, Finance Division
                              (1979 to date); Senior Vice President (1973
                              to 1979); Treasurer (1968 to 1988)

Kent W. Freudenberger    55   Executive Vice President, Marketing
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

Raymond T. Van Bruwaene  57   Executive Vice President, Field Services
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

John J. Cella            55   Executive Vice President, International
                              Division (1985 to date); Senior Vice
                              President, International Division (1982 to
                              1985); Vice President, International Divi
                              sion (1981 to 1982); Vice President, Far
                              East (1971 to 1981)

Carl D. Donaway          44   President and Chief Executive Officer, ABX
                              Air, Inc. (1992 to date); offices held in
                              the Company:  Vice President, Business
                              Analysis (1992); Vice President, Customer
                              Support (1990 to 1992); Director, Customer
                              Support (1988 to 1990)


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------------
STOCKHOLDERS MATTERS
---------------------
     The response to this Item is contained in the 1995 Annual Report to Shareholders and the information contained therein is incorporated by reference.

     On February 26, 1996 there were 1,496 shareholders of record of the Common Stock of the Company based on information provided by the Company's transfer agent.

ITEM 6. SELECTED FINANCIAL DATA
----------------------------------
     The response to this Item is contained in the 1995 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------
     The response to this Item is contained in the 1995 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------
     The response to this Item is contained in the 1995 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------
FINANCIAL DISCLOSURE
---------------------
     None

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------
     The response to this Item is contained in part in the Proxy Statement for the 1996 Annual Meeting of Shareholders under the captions "Election of Directors" and "Exchange Act Compliance" and the information contained therein is incorporated herein by reference.

     The executive officers of the Company are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of the Company. Additional information regarding executive officers is set forth in Part I, Item 4a.

ITEM 11. EXECUTIVE COMPENSATION
---------------------------------
     The response to this Item is contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders under the captions "Voting at the Meeting" and "Stock Ownership of Management" and the information contained therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(a)1.     Financial Statements
          ---------------------
     The following consolidated financial statements of Airborne Freight Corporation and its subsidiaries as contained in its 1995 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

               Consolidated Statements of Net Earnings

               Consolidated Balance Sheets

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

(a)2.     Financial Statement Schedules                       Page
          ------------------------------                      ----
          Schedule II - Valuation and Qualifying Accounts      22

All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


(a)3. Exhibits
---------------
      A)    The following exhibits are filed with this report:

EXHIBIT NO. 3 Articles of Incorporation and By-laws
-----------------------------------------------------
      3(a) The Restated Certificate of Incorporation of the Company, dated as of August 4, 1987 (incorporated herein by reference from Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1987).

      3(b) The By-laws of the Company as amended to April 26, 1994 (incorporated herein by reference from Exhibit 3(b) to the Company's Form 8-K dated April 26, 1994).

EXHIBIT NO. 4 Instruments Defining the Rights of Security Holders
-------------------------------------------------------------------
Including Indentures
---------------------
      4(a) Indenture dated as of September 4, 1986, between the Company and Peoples National Bank of Washington (now U.S. Bank of Washington), as trustee (and succeeded by First Trust Washington), relating to $25 million of the Company's 10% Senior Subordinated Notes due 1996 (incorporated by reference from Exhibit 4(c) to Amendment No. 1 to the Company's

            Registration Statement on Form S-3, No. 33-6043, filed with the Securities and Exchange Commission on September 3, 1986).

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

      4(e) Indenture dated as of December 3, 1992, between the Company and Bank of New York, as trustee, relating to the Company's 8-7/8% Notes due 2002 (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to the Company's Registration Statement on
            Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

      4(f) First Supplemental Indenture dated as of September 15, 1995, between the Company and Bank of New York, as trustee, relating to the Company's 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-61329, filed with the Securities and Exchange Commission on September 5, 1995).

      4(g) Rights Agreement, dated as of November 20, 1986 between the Company and First Jersey National Bank (predecessor to First Interstate Bank, Ltd.), as Rights Agent (incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

      4(h) Certificate of Designation of Series A Participating Cumulative Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualification, Limitations and Restrictions of Such Series of Preferred Stock of the Company (incorporated by reference from Exhibit 2 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

      4(i) Form of Right Certificate relating to the Rights Agreement (see 4(g) above, incorporated by reference from Exhibit 3 to the Company's Registration Statement on Form 8-A, dated November 28, 1986).

      4(j) Letter dated January 5, 1990, from the Company to First Interstate Bank, Ltd. ("FIB"), appointing FIB as successor Rights Agent under the Rights Agreement dated as of November 20, 1986, between the Company and The First Jersey National Bank (incorporated by reference from Exhibit 4(c) to the Company's Form 10-K for the year ended December 31, 1989).

      4(k) Amendment to Rights Agreement entered into as of January 24, 1990, between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(d) to the Company's Form 10-K for the year ended December 31, 1989).

      4(l) Third Amendment to Rights Agreement entered into as of November 6, 1991 between the Company and First Interstate Bank, Ltd. (incorporated herein by reference from Exhibit 4(a) to the Company's Form 10-K for the year ended December 31, 1991).

      4(m) 6.9% Cumulative Convertible Preferred Stock Purchase Agreement dated as of December 5, 1989, among the Company, Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., and Tonami Transportation Co., Ltd. (incorporated herein by reference from Exhibit 4(b) to the Company's Form 10-K for the year ended December 31,
            1989).

      4(n) Amendments to the above Stock Purchase Agreement irrevocably waiving all demand registration rights and relinquishing the right of Mitsui & Co., Ltd. to designate a representative to Airborne's Board of Directors, and resignation of T. Kokai from said Board (incorporated herein by reference from Amendment No. 1 to Schedule 13D of Mitsui & Co., Ltd., Intermodal Terminal, Inc. (assignee of Mitsui & Co. (USA) Inc.) and Tonami Transportation Co., Ltd., filed with the Securities and Exchange Commission on December 21, 1993).

      4(o) Certificate of Designation of Preferences of Preferred Shares of Airborne Freight Corporation, as filed on January 26, 1990, in the Office of the Secretary of the State of Delaware (incorporated herein by reference from Exhibit 4(a) to the Company's Form 10-K for the year ended December 31, 1989).

EXHIBIT NO. 10 Material Contracts
----------------------------------
Executive Compensation Plans and Agreements
--------------------------------------------
      10(a) 1979 Airborne Freight Corporation Key Employee Stock Option and
            Stock Appreciation Rights Plan, as amended through February 2, 1987 (incorporated by reference from Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1986).

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

      10(h) Airborne Express 1995-1999 Executive Incentive Compensation
            Plan (incorporated by reference from Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1994).

      10(i) Employment Agreement dated December 15, 1983, as amended
            November 20, 1986, between the Company and Mr. Robert G. Brazier, President and Chief Operating Officer (incorporated by reference from Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1986). Identical agreements exist between the Company and the other six executive officers.

      10(j) Employment Agreement dated November 20, 1986 between the
            Company and Mr. Lanny H. Michael, then Vice President, Treasurer and Controller (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1986). The Company and its principal subsidiary, ABX Air, Inc., have entered into substantially identical agreements with most of their officers.

            Other Material Contracts
            -------------------------
      10(k) $240,000,000 Revolving Loan Facility dated as of November 19,
            1993 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon,

            Seattle-First National Bank, CIBC, Inc., Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York, NBD Bank, N.A., as banks (incorporated herein by reference from Exhibit 10(k) to the Company's Form 10-K for the year ended December 31, 1993).

      10(l) First Amendment to Revolving Loan Facility dated as of March
            31, 1995 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC, Inc., National City Bank, Columbus, Bank of America National Trust and Savings Association, The Bank of New York, and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 1995).

      10(m) Shareholders Agreement entered into as of February 7, 1990, among the Company, Mitsui & Co., Ltd., and Tonami Transportation Co., Ltd., relating to joint ownership of Airborne Express Japan, Inc. (incorporated herein by reference from Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1989).

      10(n) Used Aircraft Sales Agreement entered into as of December 22,
            1995 between ABX Air, Inc. and KC-One, Inc; KC-Two, Inc.; and KC-Three, Inc. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

EXHIBIT NO. 11 Statement Re Computation of Per Share Earnings
--------------------------------------------------------------
      11    Statement re computation of earnings per share

EXHIBIT NO. 12 Statements Re Computation of Ratios
---------------------------------------------------
      12 Statement re computation of ratio of senior long-term debt and total long-term debt to total capitalization

EXHIBIT NO. 13 Annual Report to Security Holders
-------------------------------------------------
      13 Portions of the 1995 Annual Report to Shareholders of Airborne Freight Corporation

EXHIBIT NO. 21 Subsidiaries of the Registrant
----------------------------------------------
      21 The subsidiaries of the Company are listed in Part I of this report on Form 10-K for the year ended December 31, 1995.

EXHIBIT NO. 23 Consents of Experts and Counsel
-----------------------------------------------
      23    Independent Auditors' Consent and Report on Schedule

EXHIBIT NO. 27 Financial Data Schedule
---------------------------------------
      27    Financial Data Schedule

      All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K
      --------------------
      None

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AIRBORNE FREIGHT CORPORATION


                                   By /s/ Robert S. Cline
                                   --------------------------
                                      Robert S. Cline
                                      Chief Executive Officer

                                   By /s/ Robert G. Brazier
                                   --------------------------
                                      Robert G. Brazier
                                      Chief Operating Officer

                                   By /s/ Roy c. Liljebeck
                                   --------------------------
                                      Roy C. Liljebeck
                                      Chief Financial Officer

                                   By /s/ Lanny H. Michael
                                   --------------------------
                                      Lanny H. Michael
                                      Treasurer and Controller

Date:  March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert G. Brazier                /s/ Richard M. Rosenberg
-----------------------------        -----------------------------
Robert G. Brazier (Director)         Richard M. Rosenberg (Director)


/s/ Robert S. Cline                  /s/ Andrew V. Smith
-----------------------------        -----------------------------
Robert S. Cline (Director)           Andrew V. Smith (Director)


/s/ Harold M. Messmer, Jr.
-----------------------------
Harold M. Messmer, Jr. (Director)

                       AIRBORNE FREIGHT CORPORATION
                             AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)

           Column A              Column B    Column C   Column D    Column E
           --------              --------    --------   --------    --------
                                            Additions
                                Balance at  Charged to             Balance at
                                Beginning   Costs and                 End
          Description           of Period    Expenses  Deductions  of Period
           --------              --------    --------   --------    --------
DEDUCTED FROM ASSETS TO WHICH THEY APPLY:

1. Allowance for doubtful accounts -

 Year Ended December 31, 1995   $7,500      $13,309    $13,059     $7,750

 Year Ended December 31, 1994   $6,925      $12,631    $12,056     $7,500

 Year Ended December 31, 1993   $6,801      $11,660    $11,536     $6,925


                                  pgae 22

                               EXHIBIT INDEX

Exhibit                                                       Page
 Number                     Description                      Number
-------                     ------------                    -------
(a)3.  Exhibits
---------------
   A)     The following exhibits are filed with this report:


EXHIBIT NO. 3  Articles of Incorporation and By-laws
----------------------------------------------------

  3(a)    The Restated Certificate of Incorporation of the     --
          Company, dated as of August 4, 1987
          (incorporated herein by reference from Exhibit
          3(a) to the Company's Form 10-K for the year
          ended December 31, 1987).

  3(b)    The By-laws of the Company as amended to April       --
          26, 1994 (incorporated herein by reference from
          Exhibit 3(b) to the Company's Form 8-K dated
          April 26, 1994.


EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
------------------------------------------------------------------
Including Indentures
--------------------

  4(a)    Indenture dated as of September 4, 1986, between     --
          the Company and Peoples National Bank of
          Washington (now U.S. Bank of Washington), as
          trustee (and succeeded by First Trust
          Washington), relating to $25 million of the
          Company's 10% Senior Subordinated Notes due 1996
          (incorporated by reference from Exhibit 4(c) to
          Amendment No. 1 to the Company's Registration
          Statement on Form S-3, No. 33-6043, filed with
          the Securities and Exchange Commission on
          September 3, 1986).

  4(b)    Note Purchase Agreement dated September 3, 1986      --
          among the Company and the original purchasers of
          the Company's 10% Senior Subordinated Notes due
          1996 (incorporated by reference from Exhibit
          4(d) to Amendment No. 1 to the Company's
          Registration Statement on Form S-3, No. 33-6043,
          filed with the Securities and Exchange
          Commission on September 3, 1986).

  4(c)    Indenture dated as of August 15, 1991, between       --
          the Company and Bank of America National Trust
          and Savings Association, as Trustee, with
          respect to the Company's 6-3/4% Convertible
          Subordinated Debentures due August 15, 2001
          (incorporated herein by reference from Exhibit 4
          (i) to Amendment No. 1 to the Company's
          Registration Statement on Form S-3 No. 33-42044
          filed with the Securities and Exchange
          Commission on August 15, 1991).

  4(d)    First Supplemental Trust Indenture dated as of       --
          June 30, 1994 between the Company and LaSalle
          National Bank, as Successor Trustee, with
          respect to the Company's 6-3/4% Convertible
          Subordinated Debentures due August 15, 2001.

  4(e)    Indenture dated as of December 3, 1992, between      --
          the Company and Bank of New York, as trustee,
          relating to the Company's 8-7/8% Notes due 2002
          (incorporated herein by reference from Exhibit
          4(a) to Amendment No. 1 to the Company's
          Registration Statement on Form S-3, No. 33-54560
          filed with the Securities and Exchange
          Commission on December 4, 1992).

  4(f)    First Supplemental Indenture dated as of
          September 15, 1995, between the Company and Bank of New York, as trustee, relating to the Company's 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to the Company's Registration Statement on Form
          S-3, No. 33-61329, filed with the Securities and Exchange Commission on September 5, 1995).

  4(g)    Rights Agreement, dated as of November 20, 1986      --
          between the Company and First Jersey National
          Bank (predecessor to First Interstate Bank,
          Ltd.), as Rights Agent (incorporated by
          reference from Exhibit 1 to the Company's
          Registration Statement on Form 8-A, dated
          November 28, 1986).

  4(h)    Certificate of Designation of Series A               --
          Participating Cumulative Preferred Stock Setting
          Forth the Powers, Preferences, Rights,
          Qualification, Limitations and Restrictions of
          Such Series of Preferred Stock of the Company
          (incorporated by reference from Exhibit 2 to the
          Company's Registration Statement on Form 8-A,
          dated November 28, 1986).

  4(i)    Form of Right certificate relating to the Rights     --
          Agreement (see 4(e) above, incorporated by
          reference from Exhibit 3 to the Company's
          Registration Statement on From 8-A, dated
          November 28, 1986).

  4(j)    Letter dated January 5, 1990, from the Company       --
          to First Interstate Bank, Ltd. ("FIB"),
          appointing FIB as successor Rights Agent under
          the Rights Agreement dated as of November 20,
          1986, between the Company and The First Jersey
          National Bank (incorporated by reference from
          Exhibit 4(c) to the Company's Form 10-K for the
          year ended December 31, 1989).

  4(k)    Amendment to Rights Agreement entered into as of     --
          January 24, 1990, between the Company and First
          Interstate Bank, Ltd. (incorporated herein by
          reference from Exhibit 4(d) to the Company's
          Form 10-K for the year ended December 31, 1989).

  4(l)    Third Amendment to Rights Agreement entered into     --
          as of November 6, 1991 between the Company and
          First Interstate Bank, Ltd. (incorporated herein
          by reference from Exhibit 4(a) to the Company's
          Form 10-K for the year ended December 31, 1991).

  4(m)    6.9% Cumulative Convertible Preferred Stock          --
          Purchase Agreement dated as of December 5, 1989,
          among the Company, Mitsui & Co., Ltd., Mitsui &
          Co. (U.S.A.), Inc., and Tonami Transportation
          Co., Ltd. (incorporated herein by reference from
          Exhibit 4(b) to the Company's Form 10-K for the
          year ended December 31, 1989).

  4(n)    Amendments to the above Stock Purchase Agreement     --
          irrevocably waiving all demand registration
          rights, relinquishing the right of Mitsui & Co.,
          Ltd. to designate a representative to Airborne's
          Board of Directors, and resignation of T. Kokai
          from said Board (incorporated herein by
          reference from Amendment No. 1 to Schedule 13D
          of Mitsui & Co., Ltd., Intermodal Terminal, Inc.
          (assignee of Mitsui & Co. (U.S.A.), Inc.) and
          Tonami Transportation Co., Ltd., filed with the
          Securities & Exchange Commission on December 21,
          1993).

  4(o)    Certificate of Designation of Preferences of Pre     --
          ferred Shares of Airborne Freight Corporation,
          as filed on January 26, 1990, in the Office of
          the Secretary of the State of Delaware
          (incorporated herein by reference from Exhibit
          4(a) to the Company's Form 10-K for the year
          ended December 31, 1989).


EXHIBIT NO. 10  Material Contracts
-----------------------------------
Executive Compensation Plans and Agreements
--------------------------------------------

 10(a)    1979 Airborne Freight Corporation Key Employee       --
          Stock Option and Stock Appreciation Rights Plan,
          as amended through February 2, 1987
          (incorporated by reference from Exhibit 10(d) to
          the Company's Form 10-K for the year ended
          December 31, 1986).

 10(b)    1983 Airborne Freight Corporation Key Employee       --
          Stock Option and Stock Appreciation Rights Plan,
          as amended through February 2, 1987
          (incorporated by reference from Exhibit 10(c) to
          the Company's Form 10-K for the year ended Decem
          ber 31, 1986).

 10(c)    1989 Airborne Freight Corporation Key Employee       --
          Stock Option and Stock Appreciation Rights Plan
          (incorporated herein by reference from Exhibit
          10(d) to the Company's Form 10-K for the year
          ended December 31, 1989).

 10(d)    1994 Airborne Freight Corporation Key Employee       --
          Stock Option and Stock Appreciation Rights Plan
          (incorporated herein by reference from the
          Addendum to the Company's Proxy Statement for
          the 1994 Annual Meeting of Shareholders).

 10(e)    Airborne Freight Corporation Directors Stock         --
          Option Plan (incorporated herein by reference
          from the Addendum to the Company's Proxy
          Statement for the 1991 Annual Meeting of
          Shareholders).

 10(f)    Airborne Express Executive Deferral Plan dated       --
          January 1, 1992 (incorporated by reference from
          Exhibit 10(b) to the Company's Form 10-K for the
          year ended December 31, 1991).

 10(g)    Airborne Express Supplemental Executive              --
          Retirement Plan dated January 1, 1992
          (incorporated by reference from Exhibit 10(c) to
          the Company's Form 10-K for the year ended
          December 31, 1991).

 10(h)    Airborne Express 1995-1999 Executive Incentive       --
          Compensation Plan (incorporated by reference
          from Exhibit 10(i) to the Company's Form 10-K
          for the year ended December 31, 1994).

 10(i)    Employment Agreement dated December 15, 1983, as     --
          amended November 20, 1986, between the Company
          and Mr. Robert G. Brazier, President and Chief
          Operating Officer (incorporated by reference
          from Exhibit 10(a) to the Company's Form 10-K
          for the year ended December 31, 1986).
          Identical agreements exist between the Company
          and the other six executive officers.

 10(j)    Employment Agreement dated November 20, 1986         --
          between the Company and Mr. Lanny H. Michael,
          then Vice President, Treasurer and Controller
          (incorporated by reference from Exhibit 10(b) to
          the Company's Form 10-K for the year ended
          December 31, 1986).  In addition, the Company's
          and its principal subsidiary, ABX Air, Inc., has
          entered into substantially identical agreements
          with most of their officers.

          Other Material Contracts
          -------------------------
 10(k)    $240,000,000 Revolving Loan Facility dated as of     --
          November 19, 1993 among the Company, as
          borrower, and Wachovia Bank of Georgia, N.A., as
          agent, and ABN AMRO Bank N.V., United States
          National Bank of Oregon, Seattle-First National
          Bank, CIBC Inc., Continental Bank N.A., Bank of
          America National Trust and Savings Association,
          The Bank of New York, NBD Bank, N.A., as banks
          (incorporated herein by reference from Exhibit
          10(k) to the Company's Form 10-K for the year
          ended December 31, 1993).

 10(l)    First Amendment to Revolving Loan Facility dated     --
          as of March 31, 1995 among the Company, as
          borrower, and Wachovia Bank of Georgia, N.A., as
          Agent, and Wachovia Bank of Georgia, N.A., ABN
          AMRO Bank N.V., United States National Bank of
          Oregon, Seattle-First National Bank, CIBC, Inc.,
          National City Bank, Columbus, Bank of America
          National Trust and Savings Association, The Bank
          of New York, and NBD Bank, N.A., as banks
          (incorporated by reference from Exhibit 10 to
          the Company's Form 10-Q for the quarter ended
          March 31, 1995).

 10(m)    Shareholders Agreement entered into as of            --
          February 7, 1990, among the Company, Mitsui &
          Co., Ltd., and Tonami Transportation Co., Ltd.,
          relating to joint ownership of Airborne Express
          Japan, Inc. (incorporated herein by reference
          from Exhibit 10(c) to the Company's Form 10-K
          for the year ended December 31, 1989).

 10(n)    Used Aircraft Sales Agreement entered into as of
          December 22, 1995 between ABX Air, Inc. and KC-
          One, Inc; KC-Two, Inc.; and KC-Three, Inc.
          Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.


EXHIBIT NO. 11  Statement Re Computation of Per Share Earnings
---------------------------------------------------------------

   11     Statement re computation of earnings per share       --


EXHIBIT NO. 12  Statements Re Computation of Ratios
----------------------------------------------------

   12     Statement re computation of ratio of senior long-    --
          term debt and total long-term debt to total
          capitalization


EXHIBIT NO. 13  Annual Report to Security Holders
--------------------------------------------------

   13     Portions of the 1995 Annual Report to                --
          Shareholders of Airborne Freight Corporation


EXHIBIT NO. 21  Subsidiaries of the Registrant
-----------------------------------------------

   21     The subsidiaries of the Company are listed in        --
          Part I of this report on Form 10-K for the year
          ended December 31, 1995.


EXHIBIT NO. 23  Consents of Experts and Counsel
------------------------------------------------

   23     Independent Auditors' Consent and Report on          --
          Schedules


EXHIBIT NO. 27  Financial Data Schedule
----------------------------------------

   27     Financial Data Schedule                              --


      All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  (b)     Reports on Form 8-K
          --------------------
          None                                                 --
