Form 10-Q
period 1996-03-31
AIRBORNE FREIGHT CORP /DE/
filed 1996-05-14
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1996

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

     Common Stock, par value $1 per share
     Outstanding (net of 315,150 treasury shares)
        as of March 31, 1996                          21,129,224 shares
                                                      -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1996           1995
                                                 ----           ----
REVENUES:
   Domestic                                     $506,121       $442,177
   International                                  91,788         87,739
                                                --------       --------
                                                 597,909        529,916

OPERATING EXPENSES:
   Transportation purchased                      202,532        188,785
   Station and ground operations                 192,317        165,114
   Flight operations and maintenance              94,769         78,061
   General and administrative                     43,262         37,494
   Sales and marketing                            15,448         15,631
   Depreciation and amortization                  38,861         34,802
                                                --------       --------
                                                 587,189        519,887
                                                --------       --------
      EARNINGS FROM OPERATIONS                    10,720         10,029

INTEREST, NET                                      8,341          6,725
                                                --------       --------
      EARNINGS BEFORE INCOME TAXES                 2,379          3,304

INCOME TAXES                                       1,065          1,424
                                                --------       --------
      NET EARNINGS                                 1,314          1,880

PREFERRED STOCK DIVIDENDS                             68             71
                                                --------       --------
NET EARNINGS AVAILABLE                          $  1,246       $  1,809
    TO COMMON SHAREHOLDERS                      ========       ========

NET EARNINGS PER COMMON SHARE                   $    .06       $    .09
                                                ========       ========

DIVIDENDS PER COMMON SHARE                      $   .075       $   .075
                                                ========       ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                               March 31      December 31
                                             ------------    -----------
                                                 1996           1995
                                                 ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   12,163     $   17,906
  Trade accounts receivable,                     260,123        259,408
      less allowance of $7,875 and $7,750
  Spare parts and fuel inventory                  33,039         33,792
  Deferred income tax assets                      17,075         16,135
  Prepaid expenses                                23,457         24,887
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        345,857        352,128

PROPERTY AND EQUIPMENT, NET                      836,715        842,703

EQUIPMENT DEPOSITS and OTHER ASSETS               28,789         22,553
                                              ----------     ----------
TOTAL ASSETS                                  $1,211,361     $1,217,384
                                              ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  126,938     $  136,987
  Salaries, wages and related taxes               47,727         49,106
  Accrued expenses                                68,664         66,679
  Income taxes payable                             2,270          1,967
  Current portion of debt                          1,711          5,790
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   247,310        260,529

LONG-TERM DEBT                                   372,736        364,621

SUBORDINATED DEBT                                115,000        115,000

DEFERRED INCOME TAX LIABILITIES                   38,289         38,242

OTHER LIABILITIES                                 27,635         28,729

REDEEMABLE PREFERRED STOCK                         3,948          3,948

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,444,374 and 21,397,865 shares       21,444         21,398
  Additional paid-in capital                     186,368        185,947
  Retained earnings                              199,602        199,941
                                              ----------     ----------
                                                 407,414        407,286
  Treasury stock, 315,150 shares, at cost           (971)          (971)
                                              ----------     ----------
                                                 406,443        406,315
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,211,361     $1,217,384
                                              ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1996           1995
                                                 ----           ----
OPERATING ACTIVITIES:
  Net Earnings                                  $  1,314       $  1,880
  Adjustments to reconcile
   net earnings to net cash provided by
   provided by operating activities:
    Depreciation and amortization                 35,867         32,335
    Provision for aircraft engine overhauls        2,994          2,467
    Deferred income taxes                           (893)        (1,150)
    Other                                         (1,048)        (3,175)
                                                --------       --------
  CASH PROVIDED BY OPERATIONS                     38,234         32,357

    Change in:
      Receivables                                   (715)         4,153
      Inventories and prepaid expenses             2,183         (3,113)
      Accounts payable                           (10,049)         4,285
      Accrued expenses, salaries                     909          1,720
         and taxes payable                      --------       --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       30,562         39,402

INVESTING ACTIVITIES:
  Additions to property and equipment            (34,681)       (55,588)
  Dispositions of property and equipment            --               55
  Expenditures for engine overhauls               (3,861)        (2,555)
  Other                                             (613)          (291)
                                                --------       --------
  NET CASH USED IN INVESTING ACTIVITIES          (39,155)       (58,379)

FINANCING ACTIVITIES:
  Proceeds on bank notes, net                      8,200         33,700
  Principal payments on debt                      (4,164)       (12,893)
  Proceeds from common stock issuance                467            320
  Dividends paid                                  (1,653)        (1,653)
                                                --------       --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES        2,850         19,474
                                                --------       --------

NET INCREASE (DECREASE) IN CASH                   (5,743)           497

CASH AT JANUARY 1                                 17,906         10,318
                                                --------       --------
CASH AT MARCH 31                                $ 12,163       $ 10,815
                                                ========       ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996 (Unaudited)

NOTE A--SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 1996 presentation.

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:
                                              March 31     December 31
                                                1996           1995
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $135,000       $115,000
  Notes payable                                16,500         28,300
  Senior notes                                200,000        200,000
  Revenue bonds                                13,200         13,200
  Other debt                                    9,747         10,331
                                             --------       --------
                                              374,447        366,831

Subordinated debt:
  Senior subordinated notes                   115,000        115,000
  Convertible subordinated debentures            --            3,580
                                             --------       --------
                                              115,000        118,580
                                             --------       --------
Total long-term debt                          489,447        485,411
Less current portion                            1,711          5,790
                                             --------       --------
                                             $487,736       $479,621
                                             ========       ========

NOTE C--EARNINGS PER COMMON SHARE:

Net earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of employee stock options. Fully diluted earnings per common share are the same as net earnings per common share for the interim periods presented herein. Average common shares outstanding used in earnings per share computations at March 31, 1996 and 1995 were 21,328,000 and 21,184,000, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the first quarter of 1996 was negatively impacted by extreme and extended winter weather conditions. These conditions impeded normal operations and resulted in lost business and significantly higher operating costs during the quarter. Net earnings available to common shareholders for the first quarter of 1996 were $1.2 million, or $0.06 per share, compared to $1.8 million, or $0.09 per share for the first quarter of 1995. Management estimates the combination of lost business and incremental operating costs had the effect of reducing earnings from operations by approximately $12 to $13 million. In addition, the Federal Excise Tax on aviation fuel, which was effective October 1, 1995, added $1.7 million to operating expenses in the first quarter of 1996. Offsetting these negative impacts was the reduction in operating costs by $5.5 million as a result of the suspension of the Aviation Excise Tax on January 1, 1996.

   The following table sets forth selected shipment and revenue data for the periods indicated:
                                        Three Months Ended March 31
                                        ---------------------------
                                            1996           1995
                                            ----           ----
Shipments (in thousands):
   Domestic
     Overnight
       Letters                              9,527          9,130
       0-2 Lbs.                            13,830         12,013
       3-99 Lbs.                           12,317         10,472
                                           ------         ------
                                           35,674         31,615
     Deferred
       0-2 Lbs.                            17,190         13,903
       3-99 Lbs.                            9,507          7,676
                                           ------         ------
                                           26,697         21,579
       100 Lbs. and over                       73             81
                                           ------         ------
     Total Domestic                        62,444         53,275
                                           ------         ------
   International
     Express                                1,058            936
     All Other                                146            130
                                           ------         ------
   Total International                      1,204          1,066
                                           ------         ------
   Total Shipments                         63,648         54,341
                                           ======         ======
Average Pounds per Shipment:
   Domestic                                   4.5            4.5
   International                             58.4           67.8

Average Revenue per Pound:
   Domestic                                $ 1.80         $ 1.82
   International                           $ 1.29         $ 1.22

Average Revenue per Shipment:
   Domestic                                $ 8.08         $ 8.29
   International                           $76.24         $82.31


Total shipments increased 17.1% in the first quarter of 1996 compared to 20.1% in the first quarter of 1995. Total revenues increased 12.8% in the first quarter of 1996 compared to 13.6% in the first quarter of 1995.

Domestic shipments increased 17.2% in the first quarter of 1996 compared to 20.2% for the same period of 1995. Domestic shipment growth during the first quarter of 1996 was positively impacted by the higher growth rate of overnight shipments which was 12.8% compared to 9.4% in the first quarter of 1995. Growth in the Company's deferred service products which provide next afternoon and second day delivery service also continues to aid domestic growth. For the first quarter of 1996, deferred service accounted for over 42.7% of total domestic shipments, compared to 40.5% for the first quarter of 1995.

Domestic revenues increased 14.5% in the first quarter of 1996, compared to 11.4% in the first quarter of 1995. First quarter 1996 domestic revenue growth was positively impacted by a comparatively stronger growth in higher yielding overnight shipments and the Company's continuing focus on yield enhancement initiated during the latter half of 1995. These factors combined to produce a more stable domestic yield environment in the first quarter of 1996 compared to the first quarter of 1995.

International shipments increased 12.9% in the first quarter of 1996 compared to 16.4% in the comparable quarter of 1995. International revenues increased 4.6% in the first quarter of 1996 compared to 25.9% in the first quarter of 1995. International revenue per shipment and the average weight per shipment decreased significantly as a result of the lower unit growth in higher yielding freight shipments in the first quarter of 1996 compared to 1995. The weakness in heavier weight freight shipments was primarily for shipments from the Far East to the United States.

The Company is encouraged by the positive domestic yield environment as the Company and competitors remain focused on improving operating margins.
This environment should have a positive effect through the balance of the year. The Company also expects to continue its focus on improving international margins.

Operating expenses as a percentage of revenues were 98.2% for the first quarter of 1996 compared to 98.1% in the first quarter of 1995 and 96.9% for all of 1995. Operating cost per shipment handled decreased 3.6% for the first quarter of 1996 compared to 3.5% decrease in the first quarter of 1995. Operating expenses were negatively impacted by severe winter weather conditions in January and February of 1996. These weather conditions impeded operations throughout much of the northeast and midwest U.S., including the Company's central hub operation in Wilmington, Ohio. This resulted in lost business, diminished productivity improvements, and added significantly to operating costs.

The Company experienced a 3.2% improvement in productivity for the first quarter of 1996, as measured by shipments handled per paid employee hour, compared to 9.5% in first quarter of 1995. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 33.9% in the first quarter of 1996 compared to 35.6% in 1995. This decrease was primarily due to two factors. Commercial airline costs, although higher in total, were lower as a percentage of total revenues due to the lower growth in international freight shipments discussed above. Also, the suspension of the Federal Aviation Excise Tax on January 1, 1996 reduced costs in the first quarter by $5.5 million, compared to the first quarter of 1995.

Station and ground expense as a percentage of revenues was 32.2% in the first quarter of 1996 compared to 31.2% in the first quarter of 1995. This category of expense was negatively impacted by the weather, resulting in lower productivity improvement than in previous periods, and additional costs.

Flight operations and maintenance expense as a percentage of revenues during the first quarter of 1996 was 15.9%, compared to 14.7% in the first quarter of 1995. The average aviation fuel price for the first quarter of 1996 was $0.70 per gallon (including the $0.043 per gallon Federal Excise Tax implemented October 1, 1995) compared to $0.59 per gallon in the first quarter of 1995. Aviation fuel consumption increased to 40.2 million gallons in the first quarter of 1996, a 19.5% increase compared to the first quarter of 1995. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the first quarter of 1995.

The increased number of aircraft in service also accounted for a large portion of the increase in depreciation and amortization expense in the first quarter of 1996.

General and administrative and sales and marketing expenses on a combined basis decreased as a percentage of revenues in the first quarter of 1996 compared to 1995. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

Interest expense in the first quarter of 1996 was higher than the same period of 1995 due to higher average outstanding borrowings in the 1996 period.

The Company's effective tax rate was 44.8% in the first quarter of 1996 compared to 43.1% in the first quarter of 1995 and 39.9% for all of 1995. The higher effective tax rate for the first quarter of 1996 was a result of certain taxes that are not directly related to the level of earnings, resulting in a higher rate in periods of lower earnings.

LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $225 million in 1996, of which a significant portion is related to the acquisition and modification of aircraft. During the first quarter of 1996, total capital expenditures net of dispositions were $35 million. The principal sources of liquidity for financing capital expenditures during the first quarter of 1996 were cash provided by operations and financing under the Company's bank lines of credit.

The Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At March 31, 1996, a total of $151.5 million was outstanding under the revolving bank credit and money market credit lines.

The Company amended its revolving bank credit agreement effective May 1, 1996, resulting in the agreement being effective for a five-year term through May 31, 2001.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1996 operations and other sources of borrowing should provide adequate flexibility to finance anticipated capital expenditures for the balance of
1996.
                        PART II. OTHER INFORMATION
                        --------------------------

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 27   Financial Data Schedule

     (b) Reports on form 8-K - A Form 8-K dated April 23, 1996, has been duly filed. The form included the following information:

          (1)  Election of Directors for terms expiring in 1999.

          (2) Approval of the selection of Deloitte & Touche LLP as the independent public accountants for the ensuing year.

          (3)  Declared dividends on common and preferred stock.




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

Date:     5/14/96                       /s/Roy C. Liljebeck
          -------                       --------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:     5/14/96                       /s/Lanny H. Michael
          -------                       -------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
