Form 10-K/A
period 1995-12-31
AIRBORNE FREIGHT CORP /DE/
filed 1996-06-21
CIK 3000

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


                          AIRBORNE FREIGHT CORPORATION
                         Amendment #1 to 1995 Form 10-K

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K dated December 31, 1995, as set forth in the pages attached hereto:

Item 14(a)3:  Exhibits

  Exhibit 10(n) - Other Material Contracts: Used Aircraft Sales Agreement entered into as of December 22, 1995 between ABX Air, Inc. and KC-One, Inc.; KC-Two, Inc., and KC-Three, Inc. has been amended to include Schedule 1 to Exhibit A of the agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.




                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AIRBORNE FREIGHT CORPORATION
                                   --------------------------------


Date:  June 21, 1996               By /s/ Roy c. Liljebeck
       -------------               --------------------------
                                   Roy C. Liljebeck
                                   Executive Vice President,
                                   Chief Financial Officer



Date:  June 21, 1996               By /s/ Lanny H. Michael
       -------------               --------------------------
                                   Lanny H. Michael
                                   Senior Vice President,
                                   Treasurer and Controller



                          AIRBORNE FREIGHT CORPORATION
                          1995 Form 10-K Annual Report



                         Index to Exhibits

   Exhibit Number
   --------------
   10(n)(1)                   Amended Used Sales Aircraft Agreement



                                                               EXHIBIT 10 (n)(1)










                          USED AIRCRAFT SALES AGREEMENT


                                     BETWEEN


                                 ABX AIR, INC.,
                             a Delaware corporation


                                       AND

                                  KC-ONE, INC.
                                  KC-TWO, INC.
                                 KC-THREE, INC.,
                           each a Japanese corporation


                 Relating to Nine BOEING Model 767-281 Aircraft






















                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----
 ARTICLE 1.  Subject Matter of Sale............................       1
        1.1  Aircraft........ .................................       1
        1.2  Sale of the Aircraft..............................       2
        1.3  Further Documents or Necessary Action.............       2

 ARTICLE 2.  Delivery of the Aircraft, Title and Risk of Loss .       2
        2.1  Time of Delivery..................................       2
        2.2  Place of Delivery.................................       3
        2.3  Title and Risk of Loss............................       3
        2.4  Documents of Title................................       3
        2.5  Acceptance Certificate............................       3
        2.6  Tax Indemnity.....................................       3

 ARTICLE 3.  Purchase Price and Payment Terms..................       4
        3.1  Purchase Price....................................       4
        3.2  Deposits..........................................       4
        3.3  Standby Letter of Credit..........................       5
        3.4  Payment for the Aircraft..........................       6
        3.5  Payment in U.S. Funds.............................       7
        3.6  Guaranties........................................       7
        3.7  Adequate Assurances...............................       8

 ARTICLE 4.  Condition of Aircraft.............................       9
        4.1  General Condition.................................       9
        4.2  Condition of Airframe.............................       9
        4.3  Condition of Controlled Components................      10
        4.4  Condition of Installed Engines....................      10
        4.5  Satisfaction of Condition Requirements............      10
        4.6  Effect of Delivery Conditions.....................      10

 ARTICLE 5.  Representations and Warranties....................      10
        5.1  Seller's Representations..........................      10
        5.2  Purchaser's Representations...  ..................      11
        5.3  Disclaimer of Other Warranties or Representations.      12

 ARTICLE 6.  Covenants.........................................      13
        6.1  Covenants of Seller...............................      13
        6.2  Covenants of Purchaser............................      14







                                        i

 ARTICLE 7.  Conditions to Purchaser's Obligation to Purchase .      16
        7.1  General Conditions Precedent to Obligations
                  of Purchaser.................................      16
        7.2  Specific Conditions Precedent to Obligations
                  of Purchaser.................................      17
        7.3  Effect of Failure of Conditions...................      20

 ARTICLE 8.  Conditions to Seller's Obligation to Sell.........      20
        8.1  General Conditions Precedent to Obligations
                  of Seller....................................      20
        8.2  Specific Conditions Precedent to Obligations
                  of Seller....................................      21

 ARTICLE 9.  Termination.......................................      22
        9.1  Termination by Purchaser..........................      22
        9.2  Termination by Seller.............................      22
        9.3  Event of Termination..............................      23
        9.4  Excusable Delay...................................      25
        9.5  Effect of Termination by Purchaser................      26
        9.6  Effect of Termination by Seller...................      27
        9.7  Marketing of Aircraft.............................      27

ARTICLE 10.  Miscellaneous.....................................      28
       10.1  Costs and Fees....................................      28
       10.2  Indemnity Against Brokers and Finders.............      28
       10.3  Governing Law.....................................      28
       10.4  Consent to Jurisdiction, Waiver of Immunities.....      28
       10.5  Inspections.......................................      28
       10.6  Notices...........................................      29
       10.7  Entire Agreement..................................      30
       10.8  Assignment........................................      30
       10.9  Time..............................................      30
      10.10  Paragraph Headings................................      31
      10.11  Severability......................................      31
      10.12  Counterparts......................................      31
      10.13  Attorneys' Fees...................................      31
      10.14  Disclosure of Terms...............................      31

Exhibits
- --------
Exhibit A         -      Used Aircraft Identification
Exhibit B         -      Bill of Sale
Exhibit C         -      Acceptance Certificate
Exhibit D         -      Standby Letter of Credit
Exhibit E         -      Document Escrow Letter
Exhibit F         -      Funds Escrow Agreement
Exhibit G         -      Airborne Guaranty
Exhibit H         -      Itochu Guaranty
Exhibit I         -      Aircraft Documentation

                                       ii

                          USED AIRCRAFT SALES AGREEMENT
                 RELATING TO NINE BOEING MODEL 767-281 AIRCRAFT

     THIS USED AIRCRAFT SALES AGREEMENT is made as of the 22 day of December, 1995 (hereinafter called the "Agreement") by and between ABX AIR, INC., a corporation organized and existing under the laws of Delaware of the United States of America and having its principal office at 145 Hunter Drive, Wilmington, Ohio 45177, U.S.A. (hereinafter referred to as the "Purchaser") and KC-ONE, INC. ("KC1"), KC-TWO, INC. ("KC2"), and KC-THREE, INC. ("KC3"), each a corporation organized and existing under the laws of Japan and having its principal office at 5-1, Kita-Aoyama 2-Chome, Minato-ku, Tokyo 107-77, Japan (hereinafter referred to collectively as the "Seller").

                               W I T N E S S E T H

     WHEREAS, Seller is the owner of nine (9) Boeing Model 767-281 used aircraft, each of which is currently being leased to, operated, and maintained by All Nippon Airways, Co., Ltd. ("ANA"),

     WHEREAS, subject to the terms of this Agreement, Seller desires to sell to Purchaser, and Purchaser desires to purchase from Seller, all nine (9) of the aircraft as hereinafter set forth,

     WHEREAS, Itochu Corporation ("Itochu") will provide a guaranty of the Seller's obligations under this Agreement, and

     WHEREAS, Purchaser is on this date entering into an Used Aircraft Sales Agreement with Marubeni Airleasing (U.K.) Ltd. ("Marubeni") with respect to the purchase of three (3) Boeing Model 767-281 used aircraft, which used aircraft are also being leased to, operated and maintained by ANA (as amended, the "Marubeni Purchase Agreement").

     NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter contained, and for other good valuable consideration, the parties hereby agree as follows:

                                   ARTICLE 1.
                             Subject Matter of Sale.

     1.1 Aircraft. For the purpose of this Agreement the term "Aircraft" shall mean each of nine (9) Boeing Model 767-281 used aircraft bearing Manufacturer's Serial Numbers provided in Exhibit A hereto, (i) including with respect to each Aircraft, two (2) General Electric Model CF6-80A engines, (ii) the equipment, accessories, parts and other property installed in or appurtenant to each Aircraft at the time of delivery thereof to Purchaser, and
(iii) all related Aircraft Documentation, as such term is defined in Section 6.1(a) hereof. "Aircraft" may, where the context so indicates, also refer to all of the Aircraft to be sold hereunder.

     1.2 Sale of the Aircraft. Subject to the terms and conditions of this Agreement, Seller shall sell and deliver to Purchaser and Purchaser shall purchase and accept from Seller each of the nine (9) Aircraft in accordance with this Agreement.

     1.3 Further Documents or Necessary Action. Purchaser and Seller shall each take (and, except as provided herein, at such party's own expense) all such actions as may be reasonably necessary or appropriate in order to effectuate the transactions contemplated hereby provided that this Section 1.3 shall not prejudice the provisions of Section 9.4 hereof.

                                   ARTICLE 2.
                Delivery of the Aircraft, Title and Risk of Loss.

     2.1  Time of Delivery.

          a. Exhibit A hereto sets forth the anticipated month for delivery of each Aircraft ("Target Month"), which represents Seller's current best estimate of the likely month such Aircraft will be available for delivery to Purchaser. The delivery date for each Aircraft shall be a day, other than a Saturday or a Sunday, on which banks are neither authorized nor required to close in London, Tokyo or New York (such a day being a "Business Day").

          b. Seller shall notify Purchaser in writing of the actual delivery date of each Aircraft ("Delivery Notice") at latest [ * ] calendar days prior to the first day of the relevant Target Month for such Aircraft.

          c. Seller shall have the right to reschedule the delivery date of each Aircraft for up to [ * ] calendar days after the end of the relevant Target Month in which such delivery is scheduled hereunder. If Seller elects to reschedule the delivery date, written notice will be provided to Purchaser at the latest [ * ] calendar days prior to the date set forth in the Delivery Notice. Such notice, provided by Seller to Purchaser, will include the new delivery date for such Aircraft. No rescheduling of a delivery date with respect to any Aircraft shall necessarily modify any subsequent Target Month or delivery date with respect to any other Aircraft.

          d. The delivery date may also be rescheduled pursuant to Excusable Delay as provided under Section 9.4 hereof. Seller


* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

shall give Purchaser notice of the rescheduled delivery date (being a date after the event of Excusable Delay has been corrected or waived).

     2.2 Place of Delivery. The Aircraft shall be delivered to Purchaser at an ANA maintenance facility in Japan or at such alternate site(s) mutually acceptable to Purchaser and Seller (an "Other Location").

     2.3 Title and Risk of Loss. Title to and risk of loss or damage to each Aircraft shall pass from Seller to Purchaser upon the delivery of such Aircraft to Purchaser in accordance with this Agreement and receipt by Seller of the full Purchase Price with respect to such Aircraft.

     2.4 Documents of Title. In connection with delivery of each Aircraft, Seller shall release or caused to be released to Purchaser: (i) a bill of sale on AC Form 8052-2 (or its successor form) for each such Aircraft executed and delivered by Seller in favor of Purchaser in form suitable for filing and recording with the Federal Aviation Administration of the United States ("FAA"); and (ii) a bill of sale, in form attached hereto and made a part hereof as Exhibit B.

     2.5 Acceptance Certificate. Upon conclusion of the inspection of the Aircraft as provided under Section 7.2(d), Purchaser shall execute an acceptance certificate (the "Acceptance Certificate"). The Acceptance Certificate shall be in the form of Exhibit C attached hereto. Purchaser shall not unreasonably withhold execution of the Acceptance Certificate and such execution shall constitute acknowledgment of satisfaction by Seller of the Delivery Conditions set forth in Section 4 with respect to such Aircraft.

     2.6 Tax Indemnity. Purchaser agrees to pay any and all taxes, assessments, duties, and charges (including, without limitation, any sales, value-added, transfer or consumption taxes, withholding taxes and stamp or similar duties) with respect to the execution and delivery of this Agreement or any of the documents contemplated hereby, the sale or purchase of any Aircraft, and the payment of the Purchase Price for any Aircraft or any deposit or other payment made or to be made to Seller under or pursuant to this Agreement other than any tax imposed on Seller by Seller's home jurisdiction on the income of Seller arising out of the sale of any Aircraft pursuant to this Agreement (an "Indemnified Tax"). In the event that Purchaser fails to pay any Indemnified Tax and such Indemnified Tax is levied upon, assessed against, collected from, or otherwise imposed on the Seller, Purchaser shall immediately upon demand indemnify, protect, defend and hold the Seller harmless from and against all such Indemnified Taxes, together with any interest, penalties or other additions to such tax, and other costs (including, without limitation, attorneys' fees and other professional fees) incurred by Seller in connection with such Indemnified Tax or its enforcement of this Section 2.6. Seller agrees to provide reasonable assistance and cooperation to Purchaser with respect to obtaining tax exemptions reasonably available.

     If a written claim is made by any tax authority against Seller with respect to any Indemnified Tax, Seller shall promptly notify Purchaser. If reasonably requested by Purchaser in writing (and if requested by Seller, after Purchaser shall have delivered to Seller (i) an opinion of counsel for Purchaser reasonably satisfactory to Seller that there is a reasonable good faith basis for a contest and (ii) assurances from Purchaser in form reasonably satisfactory to Seller to indemnify Seller if the claim is adversely decided), Seller shall, at the expense of Purchaser (including, without limitation, all legal and accountants' fees and disbursements, penalties and interest), at Purchaser's direction and using counsel acceptable to Purchaser, contest in the name of Seller or, if requested by Purchaser, contest in the name of Purchaser, if permissible under applicable law (or permit Purchaser, if desired by Seller, to contest in the name of Purchaser) the validity, applicability or amount of such Indemnified Tax by (i) if permitted by applicable law without adverse consequences to Seller, resisting payment thereof, (ii) paying under protest, if protest is necessary or proper, and (iii) if payment be made, using reasonable efforts to obtain a refund thereof in appropriate administrative and judicial proceedings. If Seller shall obtain a refund of all or any part of the Indemnified Tax paid by Purchaser, Seller shall pay Purchaser the amount of such refund, plus, on an after tax basis, any interest thereon obtained by Seller from the taxing authority if fairly attributable to such Indemnified Tax. If such tax contest shall cause Seller undue hardship or burden, Seller and Purchaser shall consult in good faith concerning any tax contest to be undertaken hereunder.

                                   ARTICLE 3.
                        Purchase Price and Payment Terms.

     3.1 Purchase Price. The purchase price of each Aircraft is set forth in Exhibit A attached hereto (as to each Aircraft, the "Purchase Price").

     3.2 Deposits. Except as provided in Section 3.3 below, Purchaser has made or shall hereafter make the following non-refundable deposits (collectively, the "Deposits") to the account of Seller as and when set forth below:






* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

          a. Purchaser has delivered to Seller the sum of [ * ] (the "First Deposit"), receipt of which is acknowledged by Seller;

          b. Upon execution of this Agreement, Purchaser shall immediately pay to Seller the sum of [ * ] (the "Second Deposit");

          c.  By no later than [ * ], Purchaser shall pay to Seller the sum of [
* ] (the "Third Deposit") (the First Deposit, Second Deposit and Third Deposit is referred to collectively as the "Final Delivery Deposit");

          d. Purchaser shall pay to Seller the sum of [ * ] (the "Fourth Deposits"), representing [ * ] per Aircraft, which sum shall be paid as follows:
[ * ] shall be due upon execution of this Agreement, [ * ] shall be due on or before [ * ], and the balance of [ * ] shall be due on or before [ * ]; and

          e. Purchaser shall pay to Seller the sum of [ * ] (the "Fifth Deposits"), representing [ * ] per Aircraft, which sum shall be paid as follows:
[ * ] shall be due upon execution of this Agreement, and [ * ] shall be due on or before the first day of the month [ * ] prior to the relevant Aircraft's Target Month provided, however, that if any Deposit would otherwise be due in [ * ] of any year, Purchaser shall not be required to pay such Deposit until the fifteenth (15th) day of January.

     Except as provided in Sections 9.5 and 9.6 below, the Deposits are nonrefundable and Purchaser shall have no right to return of any Deposit after
payment thereof to Seller.   All interest earned on the Deposits shall be
property of the Seller. Except as provided in Sections 9.5 and 9.6 below, under no circumstances shall Seller be required to refund or return any Deposit to Purchaser.

     3.3 Standby Letter of Credit. As an alternative to paying the Deposits in cash as described in Sections 3.2 (b), (c), (d) or (e), Purchaser may provide, as of the dates required for the payment of the relevant Deposit, irrevocable standby letter(s) of credit (as to each, including any renewals and reissuances of any such letter of credit, a "Standby Letter of Credit"), naming Seller as beneficiary and drawable in amounts equal to such










* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

Deposit, in form substantially as set forth in Exhibit D hereto and otherwise acceptable to Seller, issued by first class financial institution(s) selected by Purchaser and acceptable to Seller. Seller agrees that first class financial institutions that at the time of issuance and throughout the term of the Standby Letter of Credit that maintain at least an "A" rating by Standard & Poor's shall be acceptable to Seller. If Purchaser intends to provide a Standby Letter of Credit, Purchaser will give Seller written notice no less than [ * ] days (or shorter period in the case of Standby Letters of Credit to be delivered within [
* ] days of execution of this Agreement) prior to the relevant date of Deposit, which notice shall identify the proposed financial institution and contain the proposed form of Standby Letter of Credit. In no event shall Purchaser be entitled to deliver a Standby Letter of Credit in lieu of a cash Deposit if Purchaser is then in default in the performance of any of its obligations hereunder or under the Marubeni Purchase Agreement. Each Standby Letter of Credit shall be drawable at any time after issuance, and shall have an expiry date no earlier than [ * ] months after issuance provided that any Standby Letter of Credit with respect to delivery of a particular Aircraft shall not, in any event, require an expiry term in excess of [ * ] days following the end of the relevant Target Month for such Aircraft, as the same may be extended for all periods of Excusable Delay with respect to the relevant Aircraft. Not later than the date that is [ * ] days prior to the expiry date of each Standby Letter of Credit, Purchaser shall (a) cause such Standby Letter of Credit to be renewed and reissued in each case in the same amount and form as the Standby Letter of Credit originally issued and (b) cause such renewed and reissued Standby Letter of Credit to be delivered to Seller. Such renewed and reissued Standby Letter of Credit shall be drawable at and after the time of expiration of the Standby Letter of Credit it replaces and shall have an expiry date no earlier than the date which is [ * ] months from the expiry date of the Standby Letter of Credit it replaces. In the event that any Standby Letter of Credit issuing bank becomes unacceptable to Seller, or the validity or enforceability of such Standby Letter of Credit becomes uncertain, then Purchaser shall within [ * ] Business Days of demand therefor by Seller, against return by Seller of the original Standby Letter of Credit, provide to Seller a cash Deposit in the amount equal to such Standby Letter of Credit or a replacement Standby Letter of Credit of like amount which shall be in a form, and shall be issued by a financial institution, acceptable to Seller.

     3.4 Payment for the Aircraft. At least [ * ] Business Days prior to the relevant delivery date of each Aircraft, the parties shall establish a document escrow (the "Document Escrow") and a funds escrow (the "Funds Escrow") pursuant to a Document Escrow Letter and Funds Escrow Agreement





* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

substantially in the forms of Exhibit E and Exhibit F attached hereto. Crowe & Dunlevy (or such other FAA counsel located in Oklahoma City and acceptable to Purchaser and Seller) (the "Document Escrow Agent") shall be the Document Escrow Agent under the Document Escrow and one or more financial institution(s) located in New York, New York selected by Seller and reasonably acceptable to Purchaser (the "Funds Escrow Agent") shall be the Funds Escrow Agent under the Funds Escrow. At least [ * ] Business Day prior to the applicable delivery date for such Aircraft, Purchaser and Seller, as the case may be, shall place into the Document Escrow and the Funds Escrow, the funds and documents required to be placed into escrow by them under the Funds Escrow Agreement and Documents Escrow Letter. The Funds Escrow Agent shall promptly notify Seller when all funds have been deposited into the escrow account and will disburse such funds as provided in the Funds Escrow Agreement. Seller shall credit towards the Purchase Price the Fourth and Fifth Deposits applicable to such Aircraft to the extent such Deposits are made in cash and held by Seller provided that in the case of the ninth (9th) Aircraft to be delivered hereunder, Seller shall also credit the portion of the Final Delivery Deposit to the extent such Deposits are made in cash and held by Seller towards the Purchase Price of said Aircraft. All costs and fees of the escrow agents shall be for the Purchaser's account.

     3.5 Payment in U.S. Funds. All payments (including payments of the Deposits) hereunder shall be paid in United States Dollars by telegraphic transfer in immediately available funds to a bank account designated by Seller. Purchaser shall comply with all applicable monetary and exchange control regulations, and shall obtain any necessary authority from the governmental agency administering such regulations in order to enable Purchaser to make payments at the time and place in the manner and medium specified herein. Purchaser shall pay all charges and expenses including but not limited to all bank charges and assessments as well as Indemnified Taxes and fees in relation to the payment to be made hereunder. Without limiting the foregoing, all payments to be made to Seller hereunder shall be made free and clear of, and without regard to, any and all Indemnified Taxes and other setoffs, counterclaims, withholdings or other deductions of any kind or nature whatsoever, unless Purchaser is required by law to make any withholding for taxes, in which case Purchaser shall (a) immediately pay to Seller such additional amount as shall be required so that Seller shall receive, on the date such payments are due, the net amount it would have received had such withholding for taxes not been required and (b) promptly pay such taxes and provide to Seller evidence of such payment.

     3.6 Guaranties. All obligations of Purchaser under this Agreement shall be fully guaranteed by Airborne Freight




* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

Corporation ("Airborne") pursuant to a guaranty substantially in the form of Exhibit G attached hereto (the "Airborne Guaranty"). The obligations of Seller under this Agreement shall be guaranteed by Itochu pursuant to a guaranty substantially in the form of Exhibit H attached hereto (the "Itochu Guaranty").

     3.7  Adequate Assurances.

          a. Triggering Event. For purposes of this Agreement, a "Triggering Event" shall mean the failure of Airborne to meet either of the following financial covenants: (i) the ratio of Consolidated Funded Debt to Consolidated Total Capital shall at any time exceed [ * ], or (ii) Consolidated Net Worth shall at any time be less than [ * ]. For purposes of this Agreement: (w) "Consolidated Funded Debt" means, without duplication, (1) all obligations of Airborne and its Consolidated Subsidiaries for borrowed money, (2) all obligations of Airborne and its Consolidated Subsidiaries evidenced by bonds, debentures, notes or other similar instruments; and (3) all obligations of Airborne and its Consolidated Subsidiaries to pay the deferred purchase price of property or services other than trade accounts payable arising in the ordinary course of business; (x) "Consolidated Net Worth" means the shareholders' equity of Airborne and its Consolidated Subsidiaries as set forth or reflected on the most recent consolidated balance sheet of Airborne and its Consolidated Subsidiaries; (y) "Consolidated Total Capital" means, at any time, the sum of
(1) Consolidated Net Worth and (2) Consolidated Funded Debt; and (z) "Consolidated Subsidiary" means at any date any subsidiary of Airborne or other entity the accounts of which, in accordance with generally accepted accounting principles consistently applied ("GAAP"), would be consolidated with those of Airborne in its consolidated financial statements as of such date. Purchaser shall promptly notify Seller of any Triggering Event. Further, on a quarterly basis, Purchaser shall deliver to Seller copies of Airborne's 10-Qs and annual reports to shareholders, as applicable, along with an officer's certificate evidencing that as of the date of the statements, a Triggering Event had not occurred.

          b. Provision of Assurances. Upon a Triggering Event, Purchaser shall be obligated, within [ * ] days of written notice from Seller, to deliver to Seller either (a) (i) evidence satisfactory to Seller that Purchaser has obtained a firm commitment from one or more financiers selected by Purchaser and reasonably satisfactory to Seller to provide financing for at least 80% of the Purchase Price of the Aircraft next scheduled to be delivered to Purchaser hereunder ("Committed Financing") which Committed Financing shall not be subject to any material condition other than documentation and (ii) evidence reasonably satisfactory to Seller that Purchaser is capable of providing the funds necessary to provide any portion of the Purchase Price for



* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

the Aircraft that is not to be provided by third-party financiers under the Committed Financing; or (b) such other evidence reasonably satisfactory to Seller that Purchaser has the ability to pay the Purchase Price of the next scheduled Aircraft to be purchased hereunder. The obligation hereunder shall be a rolling obligation and shall apply so long as such Triggering Event remains outstanding. If Purchaser shall at any time fail to provide the assurances required hereunder, such failure shall constitute a breach of this Agreement.

                                   ARTICLE 4.
                             Condition of Aircraft.

     4.1 General Condition. At the time of its delivery to Purchaser, each Aircraft shall (a) be in flyable condition; (b) be maintained in compliance with ANA's maintenance and repair program as authorized by the JCAB (hereinafter called the "ANA's Maintenance Program"); (c) be in compliance with and have a valid airworthiness certificate issued by the JCAB; and (d) be in compliance with all applicable outstanding mandatory Airworthiness Directives ("A.D.'s") affecting the Aircraft as issued by the FAA which have a compliance deadline on or prior to the date of delivery of such Aircraft to Purchaser. The Aircraft shall not otherwise be required to comply with Federal Aviation Regulations (including specifically, but without limitation, to TCAS and wind shear detection).

     4.2 Condition of Airframe. At the time of its delivery to Purchaser, each Aircraft shall meet the requirements and shall have such hours and cycles remaining under ANA's Maintenance Program, as set forth below:

          (a) have accomplished immediately after removal from service and prior to delivery the scheduled "C" check or its equivalent in accordance with ANA's Maintenance Program;

          (b) have at least [ * ] life remaining to the next complete restoration interval for the main and the nose landing gears in accordance with FAA's Maintenance Review Board Report ("MRBR"). Either cycles, hours or calendar days, whichever is applicable in the MRBR on the date [ * ] years prior to the delivery date of the relevant aircraft shall be applied to the delivery condition for those landing gears (for example, if the current restoration interval in the MRBR is [ * ] cycles, then at the time of delivery to Purchaser, the landing gears shall have at least [ * ] cycles remaining before the next complete restoration, as less than [ * ] cycles would have been used since the last complete restoration);





* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

          (c) have at least "C" check interval remaining before the next due corrosion prevention and control program and SSI program in accordance with ANA's Maintenance Program; and

          (d) have accomplished all outstanding deferred maintenance items which relate to JCAB airworthiness or are required to be corrected in accordance with ANA's Maintenance Program.

     4.3 Condition of Controlled Components. At the time each Aircraft is delivered to Purchaser, all components (other than engines but inclusive of the APU) which are time controlled under ANA's Maintenance Program as of the date of this Agreement shall have a minimum service life of [ * ] hours and or [ * ] cycles and or [ * ] months remaining, whichever is applicable under ANA's Maintenance Program provided, however, that should a component be limited by more than one factor, all pertinent limits shall apply. The condition described in this Section 4.3 shall not be applied to the components required only for passenger aircraft and that not required for cargo aircraft.

     4.4 Condition of Installed Engines. At the time of its delivery to Purchaser, each Aircraft's installed engine shall have [ * ] cycles remaining to the next schedule engine removal and shall be serviceable as determined by a borescope inspection and full power run-up at "on wing" condition conducted during Purchaser's inspection under Section 7.2(d) and performed in accordance with ANA's Maintenance Program.

     4.5 Satisfaction of Condition Requirements. An Aircraft satisfying the delivery conditions contained in this Article 4 on its respective delivery date shall be regarded as being in "Delivery Condition."

     4.6 Effect of Delivery Conditions. Upon acceptance of an Aircraft by Purchaser hereunder, the Delivery Conditions with respect to such Aircraft shall in all respects be deemed met and satisfied. Under no circumstances shall Seller assume liability to Purchaser or any other person or entity with respect to the condition of any Aircraft after the same has been accepted by Purchaser hereunder.
                                   ARTICLE 5.
                         Representations and Warranties.

     5.1 Seller's Representations. Seller represents and warrants to Purchaser as follows (which representations and warranties shall, unless otherwise stated, be deemed made on and as of the date hereof and as of the relevant delivery date of each Aircraft):




* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

          a. Organization and Standing. KC1, KC2, KC3 and Itochu are each corporations duly organized, validly existing and in good standing under the laws of Japan. Purchaser acknowledges that neither KC1, KC2 nor KC3 shall be required to maintain its corporate existence after delivery of all Aircraft to be delivered by such corporation hereunder provided no such action shall relieve Itochu of its obligations under the Itochu Guaranty.

          b. Corporate Power and Authority. Seller has all requisite power and authority to execute and to deliver this Agreement and the other documents required hereunder, and to carry out the transactions contemplated herein and therein. Itochu has all requisite power and authority to execute and deliver the Itochu Guaranty and to carry out the transactions contemplated herein.

          c. Due Authorization; Binding Obligation. This Agreement has been duly authorized by Seller and is valid, binding and enforceable against Seller in accordance with its respective terms. The Itochu Guaranty has been duly authorized by Itochu and is valid, binding and enforceable against Itochu in accordance with its terms.

          d. Title to Aircraft. At delivery of each Aircraft in accordance with this Agreement, and upon release by the Document Escrow Agent of the Bills of Sale to Purchaser, Seller shall convey to Purchaser good title to each Aircraft, free and clear of any and all mortgages, pledges, trusts, liens (including tax liens), charges, leases or other security interests or encumbrances of any kind whatsoever ("Liens") other than any Liens created by Purchaser or arising as a result of any action or inaction of Purchaser.

          e. No Conflict. The execution, delivery and performance by Seller of this Agreement and by Itochu of the Itochu Guaranty does not contravene its articles of incorporation or bylaws and does not contravene the provisions of or constitute a default under any agreement or instrument to which such person is a party or by which such person or any of its properties may be bound or affected.

     5.2 Purchaser's Representations. Purchaser represents and warrants to Seller as follows (which representations and warranties shall, unless otherwise stated, be deemed made on and as of the date hereof and as of the relevant delivery date of each Aircraft):

          a. Organization and Standing. Each of Purchaser and Airborne are corporations duly organized, validly existing and in good standing under the laws of the State of Delaware.

          b. Corporate Power and Authority. Purchaser has all requisite power and authority to execute and to deliver this Agreement and the other documents required hereunder, and to carry out the transactions contemplated herein and therein. Airborne has all requisite power and authority to execute and to deliver the Airborne Guaranty and to carry out the transactions contemplated herein.

          c. Due Authorization; Binding Obligation. This Agreement has been duly authorized by Purchaser and is valid, binding and enforceable against Purchaser in accordance with its respective terms. The Airborne Guaranty has been duly authorized by Airborne and is valid, binding and enforceable against Airborne in accordance with its respective terms.

          d. No Conflict. The execution, delivery and performance by Purchaser of this Agreement and by Airborne of the Airborne Guaranty does not contravene its articles of incorporation or bylaws and does not contravene the provisions of or constitute a default under any agreement or instrument to which such person is a party or by which such person or any of its properties may be bound or affected.

     5.3  Disclaimer of Other Warranties or Representations.

     Except for Seller's obligation with respect to title as provided in Sections 2.4 and 5.1(d), EACH AIRCRAFT WILL BE SOLD AND DELIVERED TO PURCHASER IN THE THEN "AS IS, AND WHERE IS" CONDITION THEREOF WITH ALL DEFECTS AND FAULTS WHETHER LATENT OR PATENT, WHETHER KNOWN OR UNKNOWN, WITH PURCHASER HAVING HAD FULL OPPORTUNITY AND RIGHT OF INSPECTION AND DETERMINATION, AND SELLER MAKES NO WARRANTIES TO PURCHASER EXCEPT AS TO TITLE, AND PURCHASER HEREBY WAIVES ALL OTHER WARRANTIES OF SELLER OR ITS AFFILIATES OR ASSIGNS, EXPRESS OR IMPLIED, INCLUDING WITHOUT LIMITATION ANY IMPLIED WARRANTIES OF MERCHANTABILITY, USE, PURPOSE, FITNESS, AIRWORTHINESS, VALUE OF DESIGN, AND WAIVES, RELEASES AND RENOUNCES ANY RIGHTS, CLAIMS OR REMEDIES AGAINST SELLER AND ITS AFFILIATES OR ASSIGNS WITH RESPECT TO DIRECT DAMAGES, LOSS OF LIFE OR INJURY TO PERSONS OR PROPERTY, LOSS OF USE OR OTHER SECONDARY OR CONSEQUENTIAL DAMAGES WHICH WOULD OTHERWISE ARISE WITH RESPECT TO THE WARRANTIES WAIVED BY PURCHASER UNDER THIS
ARTICLE 5. IT IS EXPRESSLY UNDERSTOOD AND AGREED THAT THE TERM "DIRECT DAMAGES" AS USED HEREIN INCLUDES WITHOUT LIMITATION, LOSS, DESTRUCTION OR DAMAGE BEYOND REPAIR OF THE AIRCRAFT.

                                   ARTICLE 6.
                                   Covenants.

     6.1  Covenants of Seller.

          a. Aircraft Documentation. Concurrent with the delivery of each Aircraft, and except as has been previously furnished to Purchaser by ANA, Seller shall furnish to Purchaser in their "AS IS" condition the aircraft documentation (collectively, the "Aircraft Documentation") as described in
Exhibit I hereto.

          b. Cooperation in Assignment of Warranties and Contract Rights. At Purchaser's request, Seller shall assign to Purchaser effective upon the delivery of the relevant Aircraft, any and all of Seller's rights with respect to any manufacturer warranties or repair or maintenance agreements relating to such Aircraft to the extent such rights are assignable by Seller. Further, Seller shall request that ANA, at Purchaser's request, assign to Purchaser effective upon the delivery of the relevant Aircraft, any and all of ANA's rights with respect to any manufacturer warranties or repair or maintenance agreements relating to such Aircraft to the extent such rights are assignable by ANA. Purchaser shall reimburse Seller for all out of pocket costs, if any, incurred by Seller or ANA in connection with this Section 6.1(b).

          c. Cooperation on Export. Seller agrees to provide Purchaser with reasonable assistance and coordination in connection with the export of any Aircraft from Japan.

          d. Cooperation. Without prejudice to Section 9.4 hereof, Seller will use reasonable efforts to take, or cause to be taken, such action and to execute and deliver or cause to be executed and delivered such additional documents and instruments and to do, or cause to be done, all such things reasonably necessary, proper or advisable under the provisions of this Agreement and applicable law to consummate and carry out all transactions contemplated by this Agreement.

          e. Material Alteration. To the extent Seller may exercise such rights under its lease with ANA (and except to the extent required to permit the Aircraft to comply with applicable law, regulations, aviation authority directives or ANA's fleet policy with respect to its entire 767 fleet), Seller agrees to direct ANA to correct prior to the relevant delivery date of an Aircraft all material alterations to such Aircraft that have not been approved by Purchaser.

     6.2  Covenants of Purchaser.

          a. Insurance. From and after delivery of each Aircraft to Purchaser and with respect to each delivered Aircraft for a period of at least [ * ], Purchaser shall, at its own cost and expense, maintain insurance for such Aircraft as set forth below in such form and with such insurers as may be selected by Purchaser and be reasonably acceptable to Seller:

               (1)  Liability Insurance Policies.

               Aviation Liability Insurance Policies, Including "Passenger legal liability" (if applicable), "Third Party legal liability," "Aviation Products, Residual or Completed Operations Legal Liability," "Freight Legal Liability," which shall include the following endorsements, amendments or extensions of coverage:

                    (a) Seller, ANA, Itochu, and each of their respective subcontractors, parents, affiliates and successors and their respective officers, directors, agents, assignees, servants and employees (collectively, the "Seller Insureds") shall be named as additional insureds under the above mentioned aviation liability policies to the extent required by this Agreement, which policies shall have limits reasonably satisfactory to Seller. Without limitation, the third party legal liability policy shall have limits of not less than United States Dollars [ * ].

                    (b) The Seller Insureds shall be named as additional insureds with both way cross liability clause.

               (2)  Hull Insurance Policies.

               Hull Insurance Policies (including "War Risk" in the event such Aircraft may be operated outside of the United States) shall cover for an amount at least equal to the full Purchase Price for each Aircraft and shall include a subrogation waiver clause in favor of the Seller Insureds and its insurers in form reasonably acceptable to Seller.








* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

               (3)  General Requirements.

               Purchaser further agrees that insurance polices required in this
               Section 6.2(a) shall contain the following endorsements, amendments or extensions or coverage:

                    (a) Insurers shall provide, with respect to the above mentioned, 30 days written notice to Seller prior to the effective date of cancellation or termination whether or not such cancellation or termination is instituted by the insurers or Purchaser.

                    (b) It is understood and agreed that the insurance afforded by the above mentioned policies shall not be invalidated or impaired as regards the interest of any Seller Insured by any action or inaction of Purchaser, Airborne or any other person including illegal use of any Aircraft or arising from any violation or breach of any representation, warranty, declaration or condition.

                    (c) Insurers agree that the Seller Insureds shall not be liable for any insurance premiums of Purchaser arising out of or resulting from this Agreement. Insurers further agree that there will be no set off against any claims that may be payable to the Seller Insureds.

                    (d) The above mentioned liability policies shall be primary and contributory and not excess with respect to any other insurance which may be available for the protection to the Seller Insureds.

                    (e) All of the provisions of the above mentioned policies, except the limits of liability, shall operate in the same manner as if there were in respect of each Aircraft a separate policy covering each Seller Insured.

                    (f) The above mentioned policies shall apply worldwide and have no territorial limits (except, that War Risk shall apply only outside of the United States and Allied Risk, which shall apply to the fullest extent available in the international insurance market and in any case shall apply in each jurisdiction from, over and to which any Aircraft shall operate).

               (4) [ * ] days prior to the delivery date of each Aircraft, Purchaser agrees to provide "Insurance Certificates" which certify that all insurance policies as required under this
               Section 6.2(a) are in effect with respect to such Aircraft.

          b. Indemnification. From and after delivery and transfer of title of each Aircraft to Purchaser, Purchaser shall defend, indemnify and hold Seller, ANA, Itochu, and their respective affiliates, parents, successors and assigns, and each of their officers, directors, shareholders, employees, and agent and assigns (as to each, an "Indemnitee") harmless from and against all loss, damage, liability, fees (including attorney's fees), cost, expense, demand, claim, suit, settlement or judgment whether by Purchaser, or any third party or parties, including any Indemnitees, and whether for death or injury to any person or persons whomsoever or for the loss of, damage to or destruction of any property whatsoever, including but not limited to any Aircraft or any property of Purchaser, that shall be suffered or incurred by or asserted against or imposed on any such Indemnitee arising out of or in any way connected with the Aircraft or any engine or any part or document sold and transferred to Purchaser hereunder, including, without limitation, in connection with the ownership, maintenance, repair, overhaul, modification, storage, control, operation or use of the Aircraft by Seller, ANA, Itochu, any other Indemnitee, Purchaser or any third party, whether or not arising in tort or occasioned in whole or part by the fault or negligence of an Indemnitee except to the extent caused by the willful misconduct or gross negligence of such Indemnitee (the "Exception") and provided that such Exception shall not affect Purchaser's indemnification obligations with respect to any other Indemnitee.

          c. Cooperation. Purchaser shall use its reasonable efforts to take, or cause to be taken, such action and to execute and deliver or cause to be executed and delivered such additional documents and instruments and to do, or cause to be done, all things reasonably necessary, proper or advisable under the provisions of this Agreement and applicable law to consummate and carry out all transactions contemplated by this Agreement.

                                   ARTICLE 7.
                Conditions to Purchaser's Obligation to Purchase.

     7.1 General Conditions Precedent to Obligations of Purchaser. The obligations of Purchaser to purchase any Aircraft is subject to the following conditions having been met or



* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

satisfied, except as provided below, on or prior to December 27, 1995:

          a. Execution of Agreement. Seller shall have executed and delivered to Purchaser this Agreement.

          b. Marubeni Purchase Agreement. Marubeni shall have executed and delivered to Purchaser the Marubeni Purchase Agreement.

          c. Itochu Guaranty. Itochu shall have executed and delivered to Purchaser the Itochu Guaranty.

          d. Opinion. Seller shall have delivered to Purchaser an opinion of counsel to Seller confirming the due authorization and execution of this Agreement by Seller and of the Itochu Guaranty by Itochu provided that Seller shall have until February 10, 1996 to deliver said opinion.

     7.2 Specific Conditions Precedent to Obligations of Purchaser. The obligations of Purchaser to purchase a particular Aircraft is subject to the following conditions having been substantially met or satisfied in all material respects on or prior to delivery to Purchaser of said Aircraft (or such other date as provided herein):

          a. Accuracy of Representations and Warranties. The representations and warranties of Seller set forth in this Agreement with respect to said Aircraft shall be true in all material respects as though made on and as of the relevant delivery date.

          b. Taking or Total Loss. As of the relevant delivery date of the Aircraft, the Aircraft shall not then be subject to an event of Taking or Total Loss. "Taking" means, with respect to an Aircraft, the requisition of title, confiscation or forfeiture; or requisition for use by or for any governmental or quasi-governmental entity or authority or the theft of the Aircraft. "Total Loss" means an actual, constructive, compromised, arranged or agreed total loss of the Aircraft or any damage to the Aircraft that would cost in excess of [ * ] of the relevant Purchase Price of such Aircraft to correct.

          c. Aircraft Condition. The relevant Aircraft shall have been tendered in Delivery Condition.

          d. Inspection. Purchaser, and except as provided below, at its sole cost and expense, may inspect the relevant Aircraft as provided below:





* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

               1. Ground Inspection. The Aircraft including the Aircraft Documentation shall be made available to Purchaser for ground inspection by Purchaser at an ANA facility in Japan or at an Other Location acceptable to the parties. Such inspection shall take place in connection with the "C" check Delivery Condition as described in Section 4.2(a) above and shall occur approximately seven (7) working days immediately prior to the date of delivery of such Aircraft to Purchaser or such other date mutually agreed upon by Seller, Purchaser and ANA provided that the ground inspection by Purchaser shall not interfere with the implementation and performance of ANA's maintenance work. Seller will provide Purchaser with at least [ * ] days notice prior to commencing the final "C" check with respect to the Aircraft. Seller shall direct ANA to open the areas of the Aircraft to perform the necessary checks to verify compliance with the Delivery Conditions set forth in Article 4 to the extent within the scope of the "C" check in order to determine that the Aircraft including the Aircraft Documentation is in Delivery Condition provided that the ground inspection by Purchaser shall not interfere with ANA's performance of its maintenance operations. The ground check which is required in the scheduled "C" check before delivery shall include but not be limited to: (a) an oil and fuel filter inspection on all engines, accessory gearboxes and engine accessory filters; and (b) detailed internal and external inspections of the main gear fittings, the bulkheads, belly skins and other areas Purchaser reasonably requests during the "C" check required herein. Seller shall direct ANA promptly to correct any bona fide material discrepancies from the conditions required under Article 4 which are observed during such inspection and are communicated in writing by Purchaser to ANA and Seller prior to completion of such "C" check provided that such discrepancies are with respect to items of the type described in Section 4.2(d) hereof. Purchaser may re-inspect the relevant area of the Aircraft to insure compliance with this Agreement after ANA performs the corrective repairs.

               2. Operational Test Flight. After completion of any corrections required under Section 7.2(d)(1), Seller shall direct ANA to test fly such Aircraft, using qualified flight test personnel, for not more than one (1) hour in the vicinity of an ANA facility in Japan (or at an Other Location acceptable to the parties), for the purpose of demonstrating to Purchaser the satisfactory operation of such Aircraft and its equipment. During such test flight command, care, custody, and control of the Aircraft shall remain at all times with ANA. Three (3) of Purchaser's employees may participate in such flight as observers. Said flight shall be flown using ANA's standard operational test flight procedures. Upon completion of such operational flight testing, Seller shall direct ANA promptly to correct any bona fide material discrepancies from the conditions




* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

required by Article 4 which are observed during such flight and are communicated in writing to Seller and ANA provided that such discrepancies are with respect to items of the type described in Section 4.2(d) hereof. The period of such correction shall constitute Excusable Delay. If ANA's Maintenance Program requires ANA to test fly such Aircraft after such corrections, Seller shall direct ANA to conduct such a test flight.

               3.  Purchaser's Correction.   Any discrepancies referred to in
Sections 7.2(d)(1) or d(2) above which were not corrected prior to delivery of the Aircraft to Purchaser, may be corrected, after notice to and agreement by Seller, by Purchaser or its designee, and Seller shall reimburse Purchaser, at Purchaser's or its designee's normal charges (and without markup). Payment of the correction of such discrepancies shall be made by Seller within [ * ] days of Seller's receipt of Purchaser's invoice and reasonably acceptable supporting evidence covering the discrepancies corrected, with a breakdown of the costs of correction. If Seller disputes the charges, Seller and Purchaser shall consult in good faith in an effort to agree as to the propriety of the cost and work done, failing which the matter shall be resolved by an appropriate third party mutually acceptable to the parties (such as the Boeing Company). Seller shall have the right, upon prior notice to Purchaser, to send, at Seller's expense, a representative to review the work.

               4. Purchaser's Acceptance. Upon satisfactory completion of the ground inspection and operational test flight(s) in accordance with Section 7.2(d) herein, Purchaser shall forthwith give to Seller the Acceptance Certificate. Delivery of the Acceptance Certificate shall constitute irrevocable agreement that the relevant Aircraft is in Delivery Condition except with respect to the items to be corrected as provided under Section 7.2(d)(3).

               5. Costs. The flight tests pursuant to Section 7.2(d) (including any subsequent flight tests) shall be performed at Seller's expense, including for the costs for fuel, oil, airport fees, insurance, takeoff/landing fees, ground handling charges and airways communication charges. Purchaser shall be responsible for its costs incurred with respect to Purchaser's (or its agent's) personnel (such as travel expenses, food, hotel, etc.) in connection with the ground inspection and flight tests.

               6. Effect of Discrepancies. Regardless of any discrepancies noticed or not noticed by Purchaser or required or not required by Purchaser to be corrected, Purchaser acknowledges that after delivery of the Aircraft to Purchaser, the Aircraft shall be subject, without limitation, to acceptance under Section 4.6, the disclaimers of Section 5.3 and the




* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

indemnification obligations of Section 6.2(b) and, except as provided in said sections, the sole remaining consequence of Section 7.2(d) with respect to said Aircraft shall be the obligation of Seller to provide certain reimbursement payments as provided in Section 7.2(d)(3).

          e. De-registration. After receipt of notice from the Funds Escrow Agent that the full Purchase Price (other than the relevant cash Deposits) is in escrow under the Funds Escrow Agreement and after confirmation from the Document Escrow Agent that the documents to be delivered by each party pursuant to the Document Escrow Letter have been delivered into escrow, and subject to notice having been delivered by Purchaser that the FAA is prepared to permit the registration of the Aircraft, Seller and ANA shall promptly take such steps as may be necessary to permit the de-registration of the relevant Aircraft from Japanese registration.

          f. Escrow Agreements. (1) Seller and the Funds Escrow Agent shall have duly executed and delivered to Purchaser the Funds Escrow Agreement; (2) Seller and the Documents Escrow Agent shall have duly executed and delivered to Purchaser the Documents Escrow Letter; and
(3) Seller shall have delivered to the Documents Escrow Agent all documents to be delivered by Seller as provided under the Documents Escrow Letter.

     7.3 Effect of Failure of Conditions. If a condition in Section 7.1 shall not have been met or waived by Purchaser, this Agreement shall terminate as provided under Section 9.1(b) and shall be subject to Section 9.5. If a material condition in Section 7.2 shall have not been substantially met or waived by Purchaser for reasons other than the acts or omissions of Purchaser or the occurrence of any Excusable Delay, Purchaser shall have the right under
Section 9.1(b) to terminate its obligation to purchase the particular Aircraft (and the relevant Deposits shall be returned to Purchaser as provided under Section 9.5), but Purchaser shall, subject to the terms of this Agreement, remain obligated to purchase, and Seller shall remain obligated to sell, all remaining Aircraft.

                                   ARTICLE 8.
                   Conditions to Seller's Obligation to Sell.

     8.1 General Conditions Precedent to Obligations of Seller. The obligations of Seller to sell any Aircraft is subject to the following conditions having been met or satisfied on or prior to December 27, 1995:

          a. Execution of Agreement. Purchaser shall have executed and delivered to Seller the Agreement.

          b. Guaranty. Airborne shall have executed and delivered to Seller the Airborne Guaranty.

          c. Deposits. Purchaser shall have made all of the Deposits to be made as of execution of this Agreement.

          d. Opinion. Purchaser shall have delivered to Seller an opinion of counsel to Purchaser confirming the due authorization and execution of this Agreement by Purchaser and of the Airborne Guaranty by Airborne.

          e. Marubeni Purchase Agreement. Marubeni shall have executed and delivered to Purchaser the Marubeni Purchase Agreement.

     8.2 Specific Conditions Precedent to Obligations of Seller. The obligations of Seller to sell any specific Aircraft is subject to the following conditions having been substantially met or satisfied in all material respects on or prior to delivery to Purchaser of such Aircraft (or such other date as provided herein) provided that Seller shall have the right to require strict compliance with any matter with respect to the Deposits, the Standby Letters of Credit, or the payment of the Purchase Price for any Aircraft:

          a. Accuracy of Representations and Warranties. The representations and warranties of Purchaser set forth in this Agreement shall be true in all material respects as though made on and as of the delivery date.

          b. Taking or Total Loss. As of the relevant delivery date of the Aircraft, the Aircraft shall not then be subject to an event of Taking or Total Loss.

          c. Excusable Delay. No event of Excusable Delay shall preclude Seller from performing its obligations hereunder.

          d. Deposits. All Deposits required under Section 3.2 have been made as and when due.

          e. Escrow Agreements. (1) Purchaser and the Funds Escrow Agent shall have duly executed and delivered to Seller the Funds Escrow Agreement; (2) Purchaser and the Documents Escrow Agent shall have duly executed and delivered to Seller the Documents Escrow Letter; and (3) Purchaser shall have delivered to the Funds Escrow Agent and Documents Escrow Agent all funds and documents to be delivered by Purchaser under the Funds Escrow Agreement and Document Escrow Letter including, without limitation, the Purchase Price for such Aircraft as and when due.

                                   ARTICLE 9.
                                  Termination.

     9.1 Termination by Purchaser. This Agreement may be terminated and abandoned by Purchaser solely as follows:

          a. Event of Termination. With respect to the Agreement as a whole, upon an Event of Termination by Seller or Itochu.

          b. Non-Fulfillment of Conditions. With respect to a particular Aircraft, but no others, and except to the extent subject to an Excusable Delay, if any condition to Purchaser's obligation to purchase said Aircraft in Section
7.2 hereof has not been substantially and materially satisfied, unless waived by Purchaser or extended by agreement of the parties or caused by the acts or omissions of Purchaser.

          c. Termination for Delay. With respect to a particular Aircraft, but no others, due to delay as provided in Section 9.4(b) below.

          d. Breach of Undertakings. Except to the extent excused or delayed under Section 9.4 hereof, with respect to a particular Aircraft, Seller shall materially and substantially fail to perform or maintain any of its obligations hereunder and such failure is not cured within [ * ] Business Days of written notice to Seller.

          e. Total Loss or Taking. With respect to a particular Aircraft, but no others, and subject to Section 9.4 (including extensions of time to cure) due to a Total Loss or Taking of the Aircraft. Notwithstanding the above, Seller shall have the right, but not the obligation, to deliver a Substitute Aircraft (being a comparable Model B767 aircraft that meets the requirements of this Agreement and may include, without limitation, acceleration of delivery of other Aircraft to be delivered hereunder).

          f. Excusable Delay. With respect to a particular Aircraft, but no others, due to Excusable Delay as provided and subject to Section 9.4(b).

     9.2 Termination by Seller. This Agreement may be terminated and abandoned by Seller solely as follows:

          a. Event of Termination. With respect to the Agreement as a whole, upon an Event of Termination by Purchaser or Airborne.





* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

          b. Non-Fulfillment of Conditions. With respect to a particular Aircraft, but no others, if any condition to Seller's obligation to sell said Aircraft in Section 8.2 hereof has not been materially and substantially satisfied by the applicable delivery date, unless waived by Seller or extended by agreement of the parties provided that nothing herein shall limit Seller's right to terminate as provided under Section 9.2(e) below.

          c. Total Loss or Taking. With respect to a particular Aircraft, but no others, and subject to Section 9.4 (including extensions of time to cure) due to a Total Loss or Taking of the Aircraft.

          d. Excusable Delay. With respect to a particular Aircraft, but no others, due to Excusable Delay as provided and subject to Section 9.4.

          e. Breach of Undertakings. With respect to a particular Aircraft or, at Seller's election, this Agreement as a whole, upon the occurrence of any of the following:

               1. Purchaser shall fail to perform or maintain any of its obligations under Sections 3.2, 3.3, 3.4, 3.7 or 6.2(a) hereof;

               2. Purchaser shall fail to materially and substantially perform any of its other obligations hereunder and such failure is not cured within [ * ] Business Days of written notice to Purchaser;

               3. Purchaser shall fail to take delivery of any Aircraft tendered for delivery in Delivery Condition; or

               4. Purchaser shall default under its obligations under the Marubeni Purchase Agreement.

     9.3 Event of Termination. For purposes of this Agreement, an "Event of Termination" shall mean with respect to Itochu (except with respect to subclause
(c) below, which shall not apply to Itochu), Seller, Purchaser or Airborne, as the case may be:

          a. Voluntary Bankruptcy; Insolvency. Such person shall (i) suspend or discontinue its business, or (ii) make an assignment for the benefit of creditors, or (iii) generally not be paying its debts as such debts become due, or (iv) admit in writing its inability to pay its debts as they become due, or
(v) file a voluntary petition in bankruptcy, or (vi) become insolvent (however such insolvency shall be evidenced), or (vii) file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment



* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

of debt, liquidation or dissolution or similar relief under any present or future statute, law or regulation of any jurisdiction, or (viii) petition or apply to any tribunal for any receiver, custodian or any trustee for any substantial part of its property, or (ix) be the subject of any such proceeding filed against it which remains undismissed for a period of sixty (60) days, or
(x) file any answer admitting or not contesting the material allegations of any such petition filed against it, or of any order, judgment or decree approving such petition in any such proceeding, or (xi) seek, approve, consent to, or acquiesce in any such proceeding, or in the appointment of any trustee, receiver, custodian, liquidator, or fiscal agent for it, or any substantial part of its property, or an order is entered appointing any such trustee, receiver, custodian, liquidator or fiscal agent and such order remains in effect for sixty
(60) days, or (xii) take any formal action for the purpose of effecting any of the foregoing or seeking the its liquidation or dissolution;

          b. Involuntary Bankruptcy. An order for relief is entered under the applicable bankruptcy laws or any other decree or order is entered by a court having jurisdiction in the premises and such decree or order continues undismissed and in effect for a period of sixty (60) days (i) adjudging the person bankrupt or insolvent, or (ii) approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the person under applicable bankruptcy or similar laws, or (iii) appointing a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the person or of any substantial part of the property of any thereof, or (iv) ordering the winding up or liquidation of the affairs of the person;

          c. Cross Default. With respect to any indebtedness of such person for borrowed money in a principal amount which exceeds [ * ] (or its equivalent) or which, when combined with all other such indebtedness, exceeds [ * ] (or its equivalent), (i) such person shall fail to pay when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) any such indebtedness or any interest or premium thereon and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such indebtedness (except such indebtedness as may be subject to a good faith dispute), or (ii) such person shall fail to perform any term or covenant on its part to be performed under any agreement or instrument relating to any such indebtedness and required to be performed and such failure shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such failure to perform is to accelerate or to permit the acceleration of the maturity of such





* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

indebtedness (except such indebtedness as may be subject to a good faith dispute), or (iii) any such indebtedness shall be declared to be due and payable or required to be prepaid (other than by regularly scheduled required prepayment) prior to the stated maturity thereof (except such indebtedness as may be subject to a good faith dispute) provided that with respect to any period of good faith dispute by a party, such party shall take all steps as may be reasonable to resolve such dispute and, in any event, with respect to matters described in subclause (iii) hereof, such default is fully cured within [ * ] days after declaration that such indebtedness is due and payable or required to be prepaid prior to the stated maturity thereof.

     9.4  Excusable Delay.

          a. General. Seller shall not be responsible or be liable for any damages (upon termination by Purchaser or otherwise) or deemed to be in default on account of, inability to or delays in the delivery of any Aircraft or any Aircraft Documentation or the failure of any other act to be performed by Seller hereunder due to any of the following causes: acts of God, war, warlike operations, insurrections or riots, fires, floods or explosions, earthquakes or serious accidents, epidemics or quarantine restrictions, any acts of government or governmental priorities, strikes or labor troubles causing cessation, slowdown or interruption of work, failure of or delay in transportation, or inability, after due and timely diligence, to procure materials, accessories, equipment or parts, Damage, or arising out of any other cause to the extent it is beyond Seller's reasonable control and not occasioned by Seller's fault or negligence (any such event being, an "Excusable Delay"). Without limitation, the failure of ANA to perform any of its obligations under the relevant lease between Seller and ANA or due to any other action or inaction of ANA, shall constitute an Excusable Delay. In the event of any Excusable Delays, Seller shall advise Purchaser concerning the nature and approximate extent thereof and shall thereafter from time to time advise Purchaser concerning the current status of such delays. Seller further agrees to use reasonable efforts to cause ANA to remedy such Excusable Delay, to the extent Seller may require ANA to remedy such event under the relevant lease with ANA.

          b. Excusable Delay - Termination. During the period of Excusable Delay which affects the delivery of an Aircraft, the time for delivery of such affected Aircraft shall be extended. In the event delivery of any Aircraft shall be delayed due to any one or more Excusable Delays for a period of more than [ * ] calendar days after the end of the relevant Target Month in which such delivery is otherwise required hereunder (the "Initial Period"), and if it is reasonable to believe that the relevant events of Excusable Delay will be




* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

rectified, Purchaser shall have the right, up to two times, to extend the obligations of Purchaser and Seller hereunder with respect to such Aircraft, by delivering written notice (the "Extension Notice") to Seller no later than [ * ] days prior to expiration of the Initial Period or the expiration of the first Extension Period, as the case may be. The period of extension (the "Extension Periods") shall not be longer than the time reasonably calculated as necessary for the relevant event of Excusable Delay to be corrected provided that the first Extension Period shall not, in any event, exceed [ * ] calendar days and the second Extension Period shall not, in any event, exceed [ * ] calendar days. In addition, Purchaser shall have no right to request a second Extension Period if Seller in good faith reasonably believes the matter will likely not be rectified within such second Extension Period. If the Aircraft shall not be delivered to Purchaser within the Initial Period or Extension Periods, as the case may be, then the rights and obligations of the parties hereunder with respect to that Aircraft, but not others, shall terminate and Seller shall, within [ * ] days from such termination, return to Purchaser the Deposits and Standby Letters of Credit therefore received from Purchaser under Section 3.2 hereof with respect to that Aircraft (but in any event shall not return the Final Delivery Deposit, or Standby Letters of Credit applicable thereto, except if such event of Excusable Delay shall relate to the final Aircraft to be delivered hereunder).

          c. Excusable Delay - Damage. For purposes of this Agreement, "Damage" means: (i) material damage to the Aircraft which affects the ability of the Aircraft to satisfy the Delivery Condition of Article 4 hereof; (ii) which has not been corrected as of the date of the "C" check to be performed under
Section 7.2(d) hereof; and (iii) which has been determined by ANA's insurers (or such other third party as may be acceptable to Seller, Purchaser and ANA) not to
give rise to Total Loss of the Aircraft.   The parties acknowledge that Damage
is an event of Excusable Delay. Without limiting any other provision hereunder, Seller agrees to give prompt notice to Purchaser of any event of Damage and further agrees to use all reasonable efforts to cause ANA to repair the Aircraft in a timely and efficient manner.

     9.5 Effect of Termination by Purchaser. If Purchaser shall have properly terminated this Agreement in whole pursuant to Section 9.1(a), then all remaining Deposits (except with respect to Aircraft that have been delivered prior to the date of termination) and Standby Letters of Credit shall be returned to Purchaser and Purchaser may pursue any remedies it may have under applicable law. If Purchaser shall have properly terminated this Agreement with respect to a particular Aircraft, then the relevant Deposits and relevant Standby Letters of Credit made with respect to said Aircraft (other than any of the Final



* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

Delivery Deposit and/or relevant Standby Letters of Credit with respect thereto unless said termination is with respect to the ninth (9th) Aircraft) shall be returned to Purchaser. Further, if termination with respect to an Aircraft resulted from events or actions within the reasonable control of Seller and were not excused by Excusable Delay, Purchaser may pursue any remedies it may have under applicable law with respect to said Aircraft, but Purchaser shall remain obligated to purchase and Seller shall remain obligated to sell all remaining Aircraft in accordance with the terms of this Agreement. In no event shall Seller be liable to Purchaser for consequential or punitive damages, each of which is hereby expressly waived. The parties acknowledge, however, that Purchaser shall be entitled to a remedy of specific performance with respect to such matters within the reasonable control of Seller and not excused by Excusable Delay.

     9.6 Effect of Termination by Seller. If Seller shall properly terminate this Agreement in whole, then Seller shall be entitled to retain as liquidated damages the amount of all Deposits paid or which should have been paid by Purchaser as of the date of termination. Without limitation, Seller shall be entitled to make immediate demand under any Standby Letter of Credit, and the financial institutions shall make payment thereunder without regard to whether there is a dispute between Seller and Purchaser concerning the propriety of demand thereunder. The parties hereby acknowledge that it would be difficult, if not impossible, to assess the damages which would be suffered by Seller as a result of termination of this Agreement, and therefore agree that in the event of any such failure or refusal by Purchaser, Seller shall be entitled to the Deposits as liquidated damages, which is not intended as a penalty but is a reasonable estimate of Seller's actual damages under those circumstances. If Seller shall have properly terminated this Agreement with respect to a particular Aircraft, Seller shall remain obligated to sell and Purchaser shall remain obligated to purchase all remaining Aircraft in accordance with the terms of this Agreement. Further, unless termination with respect to a particular Aircraft shall be effected by Seller under Section 9.4(b) hereof, Seller may retain all Deposits with respect to such Aircraft (and draw under the relevant Standby Letters of Credit) as full compensation as its sole remedy for the damages caused hereunder. Purchaser waives any right to challenge Seller's right to collect liquidated damages. In the event of such challenge, however, Purchaser acknowledges and agrees that such amounts constitute, among other things, a reasonable fee to Seller for committing to sell the Aircraft to Purchaser in accordance with this Agreement and deferring marketing efforts for the Aircraft.

     9.7 Marketing of Aircraft. If the Agreement is terminated in whole or with respect to a particular Aircraft, whether by

Seller, Purchaser or both, and regardless of fault and notwithstanding any right or remedy either party may have arising therefrom, Seller shall be free of any further obligation to sell all remaining Aircraft (in the case of termination of this Agreement in whole) or such Aircraft (in the case of termination with respect to a particular Aircraft) to Purchaser hereunder. Without limitation, Purchaser shall have no further right to or interest in said Aircraft and Seller may market or otherwise dispose of said Aircraft without interference or objection by Purchaser.

                                   ARTICLE 10.
                                 Miscellaneous.

     10.1 Costs and Fees. Except as otherwise expressly provided in this Agreement, Purchaser and Seller shall each pay its own fees and expenses incident to the negotiation, preparation and execution of this Agreement and the obtaining of necessary approvals thereof.

     10.2 Indemnity Against Brokers and Finders. Each party hereto shall indemnify and hold the other party harmless against any claim for broker's and finder's fees based on alleged retention of a broker/finder by the indemnifying party.

     10.3 Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Washington, exclusive of choice of law rules.

     10.4 Consent to Jurisdiction, Waiver of Immunities. Each party hereto irrevocably submits to the jurisdiction of any State or federal court sitting in Seattle, King County, Washington, in any action or proceeding brought to enforce or otherwise arising out of or relating to this Agreement and irrevocably waives to the fullest extent permitted by law any objection which it may now or hereafter have to the laying of venue in any such action or proceeding in any such forum, and hereby further irrevocably waives any claim that any such forum is an inconvenient forum. Each party agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in any other jurisdiction by suit on the judgment or in any other manner provided by law. Nothing herein shall impair the right of one party to bring any action or proceeding against another or its property in the courts of any other jurisdiction and each party irrevocably submits to the non-exclusive jurisdiction of the appropriate courts sitting in any place where property of such party is located.

     10.5 Inspections.  In addition to Purchaser's inspection rights under
Section 7.2(d) hereof, Seller shall use its reasonable efforts to permit Purchaser, upon reasonable notice and at reasonable times and at its own expense, to inspect the Aircraft and Aircraft Documentation provided that such inspections shall not interfere with ANA's usual operations.

     10.6 Notices. All notices, requests, demands and other communication required or permitted to be given by any party hereunder ("Notices") shall be in writing and shall be sufficiently given if delivered personally or by a reputable over-night delivery service or by telex or telecopier or similar facsimile transmission or if sent by registered or certified mail, postage prepaid, to the following address:

   Seller:          KC-ONE, INC.
                    KC-TWO, INC.
                    KC-THREE, INC.
                    c/o ITOCHU AirLease Corporation
                    NXB Aoyama Building, 5F
                    26-37, Minami-Aoyma 2-chome
                    Minato-ku, Tokyo 107
                    Japan

                    Attention:                         Manager
                    Facsimile:                         011-813-3497-8145
                    Telex:                             2423154 TKAFC J

   With a copy to:    Davis Wright Tremaine
                      2600 Century Square
                      1501 Fourth Avenue
                      Seattle, WA 98101
                      Telefax No.:  (206) 628-7040
                      Attention:  Joseph D. Weinstein

   Purchaser:       ABX AIR, INC.
                    145 Hunter Drive
                    Wilmington, Ohio 45177 U.S.A.

                    Attention:                         President
                    Facsimile:                         513-382-2452
                    Telex:                             214317AIRBN-EXP-WIMI

   With a copy to:    AIRBORNE FREIGHT CORPORATION
                      Corporate Secretary/Counsel
                      3101 Western Avenue
                      Seattle, WA 98121
                      U.S.A.
                      Telefax No.:  (206) 281-1444

     Notice shall be deemed given, made or received when received. Any party may alter the address to which communications or copies are to be sent by giving notice of such change of address in conformity with the provisions of this Section for the giving of notice.

     10.7 Entire Agreement. This Agreement, along with all exhibits and schedules hereto, contains the entire understanding among the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained, including, without limitation, the term sheet dated October 26, 1995. The express terms hereof control and supersede any course of performance and/or usage of the trade inconsistent with any of the terms hereof. This Agreement may not be modified or amended other than by an agreement in writing.

     10.8 Assignment. This Agreement shall inure to the benefit of and be binding upon each of the parties hereto and their respective successors and assigns, but neither the rights nor the duties of either party under this Agreement may be voluntarily assigned (including, without limitation, by merger, consolidation, or reorganization), in whole or part, by either party without the prior written consent of the other party (which consent may be withheld in such party's sole discretion) provided that: (a) neither party may withhold consent unreasonably in connection with an assignment by merger, consolidation or reorganization or voluntary sale of all or substantially all of such party's assets; and (b) Seller may assign or novate all or any part of its rights and obligations under this Agreement, including its title to or any interest in any Aircraft or other items to be delivered hereunder and its right to receive moneys hereunder, in favor of or to an affiliate or to a wholly-owned subsidiary of Itochu, and such assignee shall have the rights and obligations of Seller hereunder provided that absent the consent of Purchaser after good faith consultations with Seller, Seller may not assign to an affiliate or subsidiary organized under the laws of a country other than Japan or the United Kingdom if such assignment would, at that time, subject Purchaser to materially increased indemnity obligations under Section 2.6 hereof than would have been the case if the assignee's home jurisdiction were that of Japan or the United Kingdom.

     10.9 Time. Time is of the essence with respect to the performance by either party of their obligations hereunder. Further, for purposes of this Agreement, all references to time and dates shall be to Pacific Standard Time.

     10.10 Paragraph Headings. Paragraph headings in this Agreement are for convenience only; they form no part of this Agreement and shall not effect its interpretation.

     10.11 Severability. Should any one or more of the provisions of this Agreement be determined to be invalid, unlawful or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions hereof shall not in any way be affected or impaired thereby.

     10.12 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original; but such counterparts shall together constitute but one and the same instrument.

     10.13 Attorneys' Fees. In any action or proceeding brought by any party against the other arising under or in connection with this Agreement or any other documents related hereto, the prevailing party shall, in addition to other allowable costs, be entitled to an award of reasonable attorneys' fees.

     10.14 Disclosure of Terms. Seller and Purchaser agree that they will not disclose to any third party except ANA the terms of this Agreement except (i) to such party's professional advisors; (ii) as required by applicable law or governmental regulation, or (iii) with the prior written consent of Seller or Purchaser.

     EXECUTED in duplicate as of the day and year first above written.
     PURCHASER:               ABX AIR, INC.
                              By /s/ Carl Donaway
                              ---------------------------
                                    Its President
                                    ---------------------

     SELLER:                  KC-ONE, INC.
                              By /s/ Yoshinori Izumida
                              ---------------------------
                                    Its Director
                                    ---------------------
                              KC-TWO, INC.
                              By /s/ Haruhiko Terui
                              ---------------------------
                                    Its Director
                                    ---------------------
                              KC-THREE, INC.
                              By /s/ Toahiyuki Nagamatau
                              ---------------------------
                                    Its Director
                                    ---------------------

                                    EXHIBIT A

                          USED AIRCRAFT IDENTIFICATION

            Aircraft
          Registration    Serial
 Owner       Number        No.        Target Month       Purchase Price
 -----      --------      -----       ------------       --------------


KC1       JA8479         22785     April, 1997         USD [ * ]
KC1       JA8480         22786     June, 1997          USD [ * ]
KC2       JA8481         22787     January, 1998       USD [ * ]
KC2       JA8484         22790     October, 1998       USD [ * ]
KC3       JA8485         23016     March, 1999         USD [ * ]
KC3       JA8486         23017     May, 1999           USD [ * ]
KC3       JA8487         23018     September, 1999     USD [ * ]
KC3       JA8489         23020     April, 2000         USD [ * ]
KC3       JA8490         23021     August, 2000        USD [ * ]

AIRCRAFT CONFIGURATION DESCRIPTION

     The Aircraft shall be delivered to Purchaser in the configuration defined by Boeing detail Specification D6T103001NH, dated March 1, 1979 as applicable (Detail Specification), as amended and supplemented and as the Aircraft has been modified from the date of its delivery as new by Boeing to ANA to the date of delivery to Purchaser. Certain aspects of the current specifications of the Aircraft are described in Schedule 1 attached hereto.













* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

                                   SCHEDULE 1
                                   ----------
                  APPENDIX 1 - SELLER FURNISHED EQUIPMENT (SFE)
                  ---------------------------------------------
                           CHAPTER 23 - COMMUNICATIONS
                           ---------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                VHF COMMUNICATIONS (ARINC 716)
                -----------------------------
 1     3    Antenna                                            23-104
            Dorne Margolin                                     DC2
            DM C50-17

                          INTERPHONE
                          ----------
 2     1    Audio Accessory Unit                               DC3
            Boeing
            285T0001-17
 3     2    Speaker (Flight Compartment)                       DC2
            Matsushita                                         DC3
            S222T100-102
 4     4    Handset, Attendant's                    VB101-     01-107
                                                    VB106      B1252-064
 5     5    Handset, Attendant's                    VB107 & on B1252-064
 6     1    Handset, PA/Interphone                             DC3
            (Flight Compartment)
 7     1    Pilot's Call Panel                                 23-143
            Boeing                                             01-107
            2B5T0024-20                                        DC3
 8     4    Panel, Audio Selector(With selector                23-130
            switches left to right, VHFL, VHFR,                23-104
            HFL, HFR, PA, INT)                                 B1251-026
                                                               B1251-032
 9     4    Handheld Microphone with XLR-4 Plug                23-109
            Electrovoice                                       CO1
            602TR-4182

                               BOEING page I-23-1

                  APPENDIX 1 - SELLER FURNISHED EQUIPMENT (SFE)
                  ---------------------------------------------
                   CHAPTER 23 - COMMUNICATIONS -- (Continued)
                   ------------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                       GROUND CREW CALL
                       ----------------
 10    1    Horn                                               DC2
            Faraday
            430 M1

                      PASSENGER ADDRESS
                      -----------------
 11    52   Speaker - 6-12 Inch (Passenger                     01-102
            Compartment)                                       DC2
            Matsushita                                         CO2
            RDAM8003
 12    6    Speaker - 6-1/2 Inch (Attendant)                   DC3
            Matsushita
            S222T101-201
 13    2    Speaker - 6-1/2 Inch (Galley)                      DC3
            Matsushita
            S222T101-101

                   PASSENGER ENTERTAINMENT/
                   PASSENGER SERVICE SYSTEM
                   ------------------------
 14    2    Decoder, Column Timer                              01-107
 15   101   Decoder, Passenger Service Unit                    01-107
 16   101   Box, Seat Electronics (SEB)                        01-107
 17    1    Multiplexer Unit, Main                             23-127
 18    2    Sub-Multiplexer Unit - Zone                        23-127
 19    1    Antenna, TV                                        23-121
 20    4    Tray, Mounting, ARINC 404A                         23-121
 21    1    Coupler, Antenna                                   23-121

                               BOEING page I-23-2

                  APPENDIX 1 - SELLER FURNISHED EQUIPMENT (SFE)
                  ---------------------------------------------
                    CHAPTER 31 - INDICATING/RECORDING SYSTEMS
                    -----------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---        ----------------------------        -------   ---------
 1     2    Clock, Electronic                                  31-102
            Jaeger, S.A.                                       01-102
            S231T120-1                                         B1251-026
 2     1    Module, Warning Electronics
            Boeing
 3     2    Computer, EICAS                                    B1251-012
            Collins
 4     2    Display Unit, EICAS (Pilots')                      B1251-012
            Collins
            S242T404-601
 5     1    Panel, EICAS Display Select (Pilots')              B1251-012
            Collins
 6     1    Indicator, Standby Engine                          B1251-012
            General Electric
 7     2    Loudspeaker, Warning/Caution
 8     1    Indicator, Flap Position
            Gull Airborne
 9     2    Indicator, Stabilizer Position
 10    1    Indicator, Rudder Trim
            Gull Airborne













                               BOEING page I-31-1

                  APPENDIX 1 - SELLER FURNISHED EQUIPMENT (SFE)
                  ---------------------------------------------
            CHAPTER 31 - INDICATING/RECORDING SYSTEMS -- (Continued)
            --------------------------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------

                        STALL WARNING
                        -------------
 11    2    Stick Shaker                                       01-102
                                                               DC2

             FLIGHT RECORDER (ARINC 717 AND 573)
              ----------------------------------
 12    1    Panel, Control
 13    1    Sensor, Acceleration























                               BOEING page I-31-2

                     APPENDIX 1 - SELLER FURNISHED EQUIPMENT
                     ---------------------------------------
                             CHAPTER 34 - NAVIGATION
                             -----------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                  INERTIAL REFERENCE SYSTEM
                     (ARINC 704 MARK II)
                  -------------------------
 1     3    Inertial Reference Unit
            Honeywell
 2     1    Control Panel, Inertial Ref Mode                   01-102
            Honeywell
            CG1093AA01

                    ELECTRONIC HORIZONTAL
                     SITUATION INDICATOR
                    ---------------------
 3     2    Indicator, Electronic Horizontal                   01-102
            Situation
            Collins
 4     2    Panel, EFIS Control (Full & Partial                01-102
            Compass Rose Sections)                             34-135
            Collins
 5     3    Symbol Generator, EFIS                             01-102
            Collins

                     ELECTRONIC ATTITUDE
                      DIRECTOR INDICATOR
                     -------------------
 6     2    Indicator, Electronic Attitude                     01-102
            Director
            Collins




                               BOEING page I-34-1

                     APPENDIX 1 - SELLER FURNISHED EQUIPMENT
                     ---------------------------------------
                     CHAPTER 34 - NAVIGATION -- (Continued)
                     --------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                 VOR NAVIGATION/MARKER BEACON                  02-102
                         (ARINC 711)
                 ----------------------------
 7     1    Antenna, VOR Dual
 8     1    Antenna, Marker Beacon
 9     2    Control Panel, VOR/DME                  VB101-     01-102
            Boeing                                  VB113      DC6
            285T0554-1
 10    2    Control Panel, VOR/DME                  VB114 & on DC6
            Boeing
            285T0554-1

              RADIO DISTANCE MAGNETIC INDICATOR
                            (RDMI)
              ---------------------------------
 11    2    Indicator, Radio Distance Magnetic
            Collins

               INSTRUMENT LANDING SYSTEM (ILS)
                         (ARINC 710)
               -------------------------------
 12    2    Antenna, Localizer (Dual)
            Boeing
 13    2    Antenna, Glideslope (Dual)
            Sensor
 14    1    Control Panel, ILS                      VB101-     DC3
            Boeing                                  VB113      DC5
            285T0524-1
 15    1    Control Panel, ILS                      VB114 & on DC5
            Boeing
            285t0553

                               BOEING page I-34-2

                     APPENDIX 1 - SELLER FURNISHED EQUIPMENT
                     ---------------------------------------
                     CHAPTER 34 - NAVIGATION -- (Continued)
                     --------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                 DISTANCE MEASURING EQUIPMENT
                         (ARINC 709)
                 ----------------------------
 16    2    Antenna, L-Band                                    DC2

               AUTOMATIC DIRECTION FINDER (ADF)                  34-186
                         (ARINC 712)
               --------------------------------
 17    2    Control Panel                           VB101-     DC6
            Boeing                                  VB113
            285T0027-14
 18    2    Control Panel                           VB114 & on DC6
            Boeing
            285T0556-1

                 RADIO ALTIMETER (ARINC 707)                   01-102
                 ---------------------------
 19    3    Antenna, Transmit
 20    3    Antenna, Receive

              FLIGHT MANAGEMENT COMPUTER SYSTEM
                         (ARINC 702)
              ---------------------------------
 21    2    Computer, Flight Management
            Sperry
 22    2    Unit, Control, Display
            Sperry


                               BOEING page I-34-3

                     APPENDIX 1 - SELLER FURNISHED EQUIPMENT
                     ---------------------------------------
                     CHAPTER 34 - NAVIGATION -- (Continued)
                     --------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                 AIR DATA SYSTEM (ARINC 706)
                 ---------------------------
 23    2    Computer
            Sperry
 24    4    Probe, Pitot-Static
 25    1    Probe, Aspirated Total Air Temperature
 26    2    Probe, Angle of Attack
 27    2    Indicator, Altimeter                               01-102
            Sperry                                             34-131
            TBD
 28    1    Indicator, Standby Altimeter, 3AT1
 29    2    Indicator, Mach/Airspeed
 30    1    Indicator, Standby Airspeed, 3AT1
 --    --   (Indicator, Total Air Temperature                  01-102
            deleted)


















                               BOEING page I-34-4

                     APPENDIX 1 - SELLER FURNISHED EQUIPMENT
                     ---------------------------------------
                     CHAPTER 34 - NAVIGATION -- (Continued)
                     --------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                 ATC RADAR BEACON (ARINC 730)
                 ----------------------------
 31    1    Control Panel, Dual                     VB101-     01-102
            Boeing                                  VB113      DC6
            285T0026-10
 32    1    Control Panel, Dual                     VB114 and  DC6
            Boeing                                  on
            285T0555-1
 33    2    Antenna, L-Bamd                                    01-102

             GROUND PROXIMITY WARNING (ARINC 728)              01-102
             ------------------------------------
 34    1    Computer, Ground Proximity

                        MISCELLANEOUS
                        -------------
 35    1    Compass, Standby Magnetic                          01-102
            Ametek-U.S. Gauge, C51-1                           DC3
            (See Appendix 1, Chapter 22 for                    DC2
            Autoland Status Display)
 36    1    Indicator, Standby Attitude, 4AT1                  DC3
            SFENA
            S231T110-5
 37    1    Standby Attitude Static Inverter/ILS               DC3
            Processor
            SFENA
            S231T110-103
 38    2    Indicator, Vertical Speed                          DC3
            Sperry
            S231T102-1

                               BOEING page I-34-5

                  APPENDIX II - BUYER FURNISHED EQUIPMENT (BFE)
                  ---------------------------------------------

                                  GENERAL NOTES
                                  -------------

  1. This appendix lists all of the equipment items that are to be furnished by the Buyer for use on the airplane(s) described in this Detail Specification.

  2. Buyer Furnished Equipment shall be in accordance with the requirements of the Purchase Agreement and Paragraph 2-53-00 of this Detail Specification.

                              CONTENTS
                              --------
             SECTION
             -------

              11-11                PLACARDS AND MARKINGS

              11-23                COMMUNICATIONS

              11-25                EQUIPMENT/FURNISHINGS

              11-34                NAVIGATION

              11-35                OXYGEN



















                                BOEING page II-1

                     APPENDIX II - BUYER FURNISHED EQUIPMENT
                  ---------------------------------------------
                           CHAPTER 23 - COMMUNICATIONS
                           ---------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                          INTERPHONE
                          ----------
            (Boom Microphone/headsets to be                    23-137
            installed by Buyer after airplane
            delivery.)
            (Handheld Microphone deleted, added to             23-109
            Appendix I)                                        DC3

                PASSENGER ADDRESS (ARINC 560)
                -----------------------------
 1     1    Tape Reproducer, Entertainment          VB101-     23-127
            (including 4 channels selectable        VB109      CO2
            boarding music, 8 channels                         CO3
            entertainment, 4 mono, 2 stereo)
            Matsushita, RD-AX7001
 2     1    Tape Reproducer, Entertainment          VB110 & on 23-127
            (including 4 channels selectable                   CO2
            boarding music, 8 channels                         CO3
            entertainment, 4 mono, 2 stereo)
            Matsushita
            RD-AX7001-01 (RD-AX7001 optional)
 3     1    Amplifier, Passenger Address (ARINC                01-102
            715)
            Collins
            622-5342-001
                  VOICE RECORDER (ARINC 557)
                  --------------------------
 4     1    Recorder                                           CO2
            Fairchild
            93-A100-80
 5     1    Control Unit (including area                       CO2
            microphone), Fairchild
            93-A152-50

                               BOEING page II-23-1

                     APPENDIX II - BUYER FURNISHED EQUIPMENT
                     ---------------------------------------
                           CHAPTER 23 - COMMUNICATIONS
                           ---------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                VHF COMMUNICATIONS (ARINC 716)
                ------------------------------
 6     3    Transceiver                             VB101-     23-104
            Collins, 622-5219-001                   VB116      23-125,
                                                               CO5
 7     3    Transceiver                             VB117 & on CO5
            Collins
            622-5219-004
            622-5219-001 (optional)
            (SB 1, 2, 3, 5 Required)
            (SB 4, 7-12, 14, 15, 16 Optional)
 8     3    Control Panel                           VB101-     23-104
            Collins                                 VB110      23-125
            622-5390-001                                       CO4
 9     3    Control Panel                           VB111 & on CO4
            Collins, 622-6831-001
            622-5390-001 (optional)

               PASSENGER ENTERTAINMENT (VIDEO)
               -------------------------------
 10    1    Television Camera, Forward Terrain                 23-102
            Viewing (includes remote control unit)             CO2
            Sony, XC-3
 11    1    Television Camera, Downward                        23-102
            Terrain Viewing (includes remote                   CO2
            control viewing)
            Sony, XC-4
 12    1    Monitor, TV                                        23-121
            with ARINC 404A Adapter                            CO2
            Sony
            PVM-6020AL-1


                               BOEING page II-23-2

                     APPENDIX II - BUYER FURNISHED EQUIPMENT
                     ---------------------------------------
                   CHAPTER 23 - COMMUNICATIONS -- (Continued)
                   ------------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER         USED ON    REFERENCE
- ----  ---       -----------------------------         -------    ---------
               PASSENGER ENTERTAINMENT (VIDEO)      (Continued)
               -------------------------------
 13    1    Cassette Player                                     23-121
            with ARINC 404A Adapter                             CO2
            Sony
            SLP-313AL
 14    2    Projector, Color Video                              23-121
            (including projector mounting hardware              CO2
            contained in installation drawing C-                CO3
            0516-007-1 sheets 1 & 2)
            Sony
            VPH-421W
 15    1    Video Control Distribution Unit                     23-121
            with ARINC 404A Adapter                             CO2
            Sony
            SCU-120-AL
 16    2    Screen, Rigid, Curved                               23-121
            52x27x4 inches                                      CO2
            Sony
            VPS-421W
 17    1    Tuner, TV                                           23-121
            with ARINC 404A Adapter                             CO2
            Sony
            VTU-5100AL
 18    1    AM Radio Receiver/Tuner                             B1233-020
            Matsushita
            RD-AR9001
 19    1    AM Radio Coupler                                    B1233-020
            Matsushita
            RD-AR9012



                               BOEING page II-23-3

                     APPENDIX II - BUYER FURNISHED EQUIPMENT
                     ---------------------------------------
                    CHAPTER 31 - INDICATING/RECORDING SYSTEM
                    ----------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
 1     1    Acquisition Unit,                       VB101-     31-120
            Digital Flight Data (DFDAU)             VB113      CO2
            Teledyne                                           CO5
            2227000-1
 2     1    Acquisition Unit,                       VB114 & on CO5
            Digital Flight Data (DFDAU)
            Teledyne
            2227000-1
            Program Revision A
            Unit Status:  No Revision
 3     1    Panel, Flight Data Entry (FDEP)         ALL        31-120
            Teledyne                                           CO2
            2227814
 4     1    Recorder, Digital Flight Data           ALL        31-120
            (DFDR) (With underwater locator                    DC2
            beacon)                                            CO2
            Lockheed Air Service
            10077A500-803
 5     1    Recorder, Quick Access (QAR)            ALL        31-120
            (Size 1/2 ATR Short)                               CO2
            Lockheed Air Service
            10119A100-103













                               BOEING page II-31-1

                     APPENDIX II - BUYER FURNISHED EQUIPMENT
                     ---------------------------------------
                             CHAPTER 34 - NAVIGATION
                             -----------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                  WEATHER RADAR (ARINC 708)
                  -------------------------
 1     1    Transceiver                             VB101-     01-102
            Bendix RTA-4A                           VB116      CO5
            2041217-0403
 2     1    Transceiver                             VB117-     CO5
            Bendix RTA-4A                           VB124      CO6
            2041217-0407
 3     1    Transceiver                             VB125 & on CO6
            Bendix RTA-4A, 2041217-0413
 4     1    Antenna, X-Band, 30-inch                ALL        01-102
            Flat Plate                                         34-101
            Bendix REA-4B, 2041446-0402                        DC3
 5     1    Control Panel                           ALL
            Bendix CON-4A, 2041213-0402
 6     1    Mount, Transceiver                      ALL        01-102
            Bendix MBA-4A, 2041213-0405
 7     1    Antenna Drive Unit                      ALL        DC3
            Line-of-site Stabilization System
            Single System
            Bendix DAA-4A, 2041444-0405

                 ATC RADAR BEACON (ARINC 730)                  34-178
                 ----------------------------
 8     2    Transponder                             VB101-     CO2
            Collins                                 VB121      CO5
            622-5446-101
 9     2    Transponder                             VB122 & on CO5
            Collins
            622-5446-101
            (622-5446-102 optional)


                               BOEING page II-34-1

                     APPENDIX II - BUYER FURNISHED EQUIPMENT
                     ---------------------------------------
                     CHAPTER 34 - NAVIGATION -- (Continued)
                     --------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
               AUTOMATIC DIRECTION FINDER (ADF)                34-186
                         (ARINC 712)
               --------------------------------
 10    2    Receiver                                VB101-     02-102
            Bendix DFA-75A, 2041168-7506            VB103      CO2, CO3
 11    2    Receiver                                VB104 & on CO3
            Bendix DFA-75A, 2041168-7512
 12    2    Antenna                                 VB101-     34-186
            Bendix ANA-75                           VB105      02-102,
            2041683-7502                                       CO2
                                                               B41008-4,
                                                               CO4
 13    2    Antenna                                 VB106-     B41008-4
            Bendix ANA-75, 2041683-7503             VB110      CO4
 14    2    Antenna                                 VB111 & on CO4
            Bendix ANA-75, 2041683-7504

               INSTRUMENT LANDING SYSTEM (ILS)                 02-102
                         (ARINC 700)                           01-102
               -------------------------------
 15    3    Receiver, ILS                           ALL        CO2
            Bendix RIA-35A, 2041230-3514

                 VOR NAVIGATION/MARKER BEACON                  02-102
                         (ARINC 711)                           01-102
                 ----------------------------
 16    2    Receiver, VOR                           ALL        CO2
            Bendix RVA-36A, 2041231-3608



                               BOEING page II-34-2

                  APPENDIX II - BUYER FURNISHED EQUIPMENT (BFE)
                  ---------------------------------------------
                     CHAPTER 34 - NAVIGATION -- (Continued)
                     --------------------------------------

                                                     AIRPLANE
ITEM  QTY       DESCRIPTION MODEL PART NUMBER        USED ON   REFERENCE
- ----  ---       -----------------------------        -------   ---------
                 DISTANCE MEASURING EQUIPMENT
                         (ARINC 709)
                -----------------------------
 17    2    Interrogator Unit, DME                  ALL        02-102
            Collins DME-700                                    01-102
            622-4540-001

                 RADIO ALTIMETER (ARINC 707)                   02-102
                 ---------------------------
 18    3    Transceiver, RA                         ALL        CO2
            Bendix ALA-52A
            2041166-5206






















                               BOEING page II-34-3

                                    EXHIBIT B

                                  BILL OF SALE

     [KC-ONE, INC.] ("Seller"), a Japanese corporation, in consideration of One Dollar and other good and valuable considerations, receipt of which is hereby acknowledged, does hereby grant, bargain, sell and assign to ABX AIR, INC. ("Purchaser"), a Delaware corporation, the following described property (including all appliances, parts, instruments, appurtenances, accessories, furnishings, or other equipment or property installed on or attached to said aircraft and engines):


  Aircraft                     Aircraft
   Manu-        Aircraft         Manu-          Engine          Engine
 facturer's   Registration    facturer's    Manufacturer's  Manufacturer's
 Model No.      Model No.     Serial No.      Model No.      Serial Nos.
 ---------      ---------      ---------      ---------       ---------
                                            (1)
                                            (2)

     TO HAVE AND TO HOLD said property to the Purchaser its successors and assigns, to its and their own use forever.

     The interest of the Seller in said property, and the interest transferred by this Bill of Sale, is that of absolute ownership.

     THAT SELLER hereby warrants to Purchaser its successors and assigns, that there is hereby conveyed to Purchaser on the date hereof, good title to the aforesaid aircraft, engines, appliances, parts, instruments, appurtenances, accessories, furnishings and/or other equipment or property, free and clear of all Liens and that it will warrant and defend such title forever against all claims and demands whatsoever.

     This Bill of Sale shall be governed by the laws of the State of Washington. This Bill of Sale is subject to the terms and conditions of that certain Used Aircraft Sales Agreement dated as of ---------- (the "Sales Agreement") and in the event of any conflict, the terms of the Sales Agreement shall prevail. Capitalized terms not otherwise defined herein have the meanings given in the Sales Agreement.

     IN WITNESS WHEREOF, Seller has caused its corporate name to be subscribed hereto by its duly authorized representative this --- day of ---------, ----.

                                        KC-ONE, INC.

                                        By
                                             -----------------------------
                                             Its
                                                  ------------------------

                                    EXHIBIT C

                    USED AIRCRAFT AND AIRCRAFT DOCUMENTATION
                             ACCEPTANCE CERTIFICATE

     ABX AIR, INC. ("Purchaser") hereby confirms to [KC-ONE, INC.] ("KC1") in accordance with the terms and conditions of that certain Used Aircraft Sales Agreement dated as of December ---, 1995 (as amended, the "Sales Agreement), by and between, [KC1, KC-TWO, INC. and KC-THREE, INC. (collectively, "Seller"), that one (1) Boeing Model 767-281 Used Aircraft;

     Registration Markings:
     Manufacturer's Serial Number:

with two (2) installed General Electric Model CF6-80A engines, Manufacturer's Serial Numbers:

     Position (1)
     Position (2)

together with the Aircraft Documentation applicable to the Aircraft as described on Attachment 1 hereto and made a part hereof and with the operating times and cycles as accumulated on the Aircraft up to the time of delivery as described on Attachment 2 hereto and made a part hereof is accepted by Purchaser under the Sales Agreement. Further, except as noted on Attachment 3 hereto, the Aircraft and Aircraft Documentation is in Delivery Condition.

                                        ABX AIR, INC.

                                        By
                                             ---------------------------
                                             Its
                                                  ----------------------

Attachments 1 and 2

Attachment 1 to
Exhibit C to

                             AIRCRAFT DOCUMENTATION


                             Identification
   Title/Description             Number                  Quantity
   -----------------        -----------------        -----------------


Attachment 2 to
Exhibit C to
                            AIRCRAFT HOURS AND CYCLES
                              as of -------------,
                             --BOEING MODEL 767-281

Registration Markings ----------Serial Number ----------

A.  Airframe:

Aircraft Total Time (Hours
                                                            ------------
Aircraft Total Landings (Cycles)
                                                            ------------
Aircraft (& Engine) "A" Check - Time to next check
                                                            ------------
Aircraft (& Engine) "C") Check - Time to next check
                                                            ------------
Aircraft Special Check(s) - Time to next check
                                                            ------------

B.  General Electric Engine - Model CF6-80A:

                                                             Cycles to next
                                             Cycles Since    Replacement of
           Serial   Total Engine    Total      Last Shop      Lowest Life
Position   Number      Cycles        Time        Visit        Limited Part
- --------   ------      ------       ------   ------------    --------------
  1
  2

C.  Garrett APU - Model GTCP331-20A:

                                                     Cycles to Next
 Serial    Total     Total    Hours Since ANA's   Replacement of Lowest
 Number    Hours     Cycles     Last Overhaul       Life Limited Part
- -------   -------   -------      ------------       -----------------

                                     page 38

D.  Landing Gear:

                                             Hours/Cycles   Hours/Cycles
                     Serial       Total          Since       to Calendar
                     Number   Hours/Cycles     Overhaul     Date Overhaul
                    -------      -------        -------     -------------
Nose Landing Gear
Right Main Gear
Left Main Gear


E.  Maintenance Schedule As of [ * ]:

Accomplish "A" Check                         [ * ]
Accomplish "C" Check:
     System Maintenance
       Requirements (SYMR):                  [ * ]
     Structure Maintenance
       Requirements (STMR):                  [ * ]
Accomplish Heavy Maintenance                 [ * ]
Accomplish Engine Repair                     [ * ]
Accomplish HSI                               [ * ]
Accomplish CSI                               [ * ]
Accomplish APU Overhaul                      [ * ]
Accomplish Landing Gear Overhaul             [ * ]


* Sampling Structural Inspection program and Corrosion Prevention and Control Program in accordance with ANA's Maintenance Program









* Blank space contained confidential information which has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b2 under the Securities Exchange Act of 1934.

Attachment 3 to
Exhibit C to
                               DISCREPANCIES LIST

                                    EXHIBIT D

                      IRREVOCABLE STANDBY LETTER OF CREDIT


                                    [ISSUER]
                               -------------------
                              --------------------


                                                  Date:
                                                            ------------

               Irrevocable Standby Letter of Credit No.     ------------

[KC-ONE, INC.]
c/o ITOCHU AirLease Corporation
NXB Aoyama Building, 5F
26-37, Minami-Aoyma 2-chome
Minato-ku, Tokyo 107
Japan

Ladies and Gentlemen:

     We hereby establish in your favor our Irrevocable Standby Letter of Credit number --------------- for the account of:

     Airborne Freight Corporation; and
     ABX Air, Inc.
     145 Hunter Drive
     Wilmington, Ohio 45177
     U.S.A.

     Funds under this Standby Letter of Credit are available to you against your sight draft(s) in the form of Exhibit A, attached hereto, drawn on us up to the aggregate amount of --------- (US$---------), stating on their face the number and date of this Standby Letter of Credit. Drafts must be accompanied by a signed certificate in the form of Exhibit B, attached hereto, dated the date of your draft.

     Presentation of such draft(s) and certificate(s) shall be made at ---------
- ------- (address and facsimile number) by means of telefacsimile and we shall be entitled to rely thereon as if such draft(s) and certificate(s) had been presented in person. In addition, any draft or certificate may be presented as described above by mail, express mail or in person, effective upon our receipt thereof.

     We hereby agree that each draft drawn under and in conformity with the terms of this Standby Letter of Credit will be duly honored by us upon due delivery of the certificates, if presented as described above on or before the expiration date.

     Each draft presented hereunder in conformity with the terms hereof shall be duly honored by us by payment to you of the amount of such draft in immediately available funds:

          (a) not later than 3:00 p.m., [issuing bank city] time, on the day such draft is presented to us as aforesaid, if such presentation is made to us at or before 9:00 a.m., [issuing bank city] time, or

          (b) not later than 3:00 p.m., [issuing bank city] time, on the business day following the day such draft is presented to us as aforesaid, if such presentation is made to us after 9:00 a.m., [issuing bank city] time.

     Partial drawings under this Standby Letter of Credit are permitted.

     This Standby Letter of Credit shall expire on (date).

     This Letter of Credit is subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce, Publication No. 500 (the "Uniform Customs"). This Letter of Credit shall be deemed to be made under the laws of the State of --------------, including
Article 5 of the Uniform Commercial Code, and shall, as to matters not governed by the Uniform Customs, be governed by and construed in accordance with the law of the State of -------------.

     Notwithstanding Article 48 of the Uniform Customs, this Letter of Credit may be transferred.

     Except as expressly stated herein, this undertaking is not subject to any agreement, requirement or qualification. The obligation of ----------Bank under this Credit is the individual obligation of ------------- Bank and is in no way contingent upon reimbursement with respect thereto, or upon our ability to perfect any lien, security interest or any other reimbursement.

     This Letter of Credit sets forth in full the terms of our undertaking and shall not in any way be modified, amended or amplified by reference to any documents, instruments or agreements referred to herein, or in which this Letter of Credit is referred to or to which this Letter of Credit relates and any such reference shall not be deemed to incorporate herein by reference any documents, instruments and agreements.

                                             Very truly yours,
                                             By
                                                  ------------------------
                                             Name:
                                             Title:

                                    EXHIBIT A

                                   SIGHT DRAFT

Date of Draft:

Drawn Under:        Irrevocable Standby Letter of Credit No. [----]

To the Order of:    [Seller]

Pay --------------------------- United States Dollars AT SIGHT by wire transfer of immediately available funds in such amount to the account of Seller as follows:

     [Describe account details]

                                        [Seller]

                                        By:
                                             ---------------------------
                                        Its:
                                             ---------------------------

Attachment:  Certificate for Drawing

                                    EXHIBIT B

                             CERTIFICATE FOR DRAWING

     The undersigned, hereby certifies to ------------- (the "Bank"), with reference to the Irrevocable Standby Letter of Credit No. ------- (the "Letter of Credit") issued by the Bank in favor of [KC-ONE, INC.] ("Seller"), that:

     (i) Seller is presenting a signed sight draft herewith to draw funds under the Letter of Credit in the amount of US$----------.

     (ii) Demand for payment under the Letter of Credit is being made prior to the expiration thereof.

     (iii) Seller is entitled to draw on the Letter of Credit, in the amount stated in paragraph (i) above, under that certain Used Aircraft Sales Agreement, dated as of [-----------], 1995 (as amended, the "Agreement").

     IN WITNESS WHEREOF, Seller has executed and delivered this Certificate as of the ----- day of ----------, ----.

                                             [KC-ONE, INC.]

                                             By:
                                                  ------------------------
                                             Title:
                                                  ------------------------

                                    EXHIBIT E

                             DOCUMENT ESCROW LETTER

                             ----------------, 1995

Messrs. Crowe & Dunlevy
1800 Mid-America Tower
20 North Broadway
Oklahoma City, Oklahoma 73102-8273

ATTENTION:     Robin D. Jenson
Re:            Boeing 767-281 Aircraft, MSN --------------

Dear Ms. Jenson:

     The undersigned [KC-ONE, Inc.], a Japanese corporation ("Seller"), and ABX Air, Inc.. a Delaware corporation ("Purchaser"), have agreed to deliver to you the following executed original documents with respect to the above referenced aircraft (the "Aircraft"), to be held in escrow and distributed in accordance with these instructions:

A.   Documents Deposited by Seller:
          1.  Original executed Bill of Sale with respect to the Aircraft;

          2.  Original executed FAA Bill of Sale on Form 8052-2; and

          3.  ---- original Standby Letters of Credit as described below:

   Issuer                          Face Amount
      a.
      b.
      c.

B.   Documents Deposited by Purchaser:

     1. Original executed Used Aircraft and Aircraft Documentation Delivery Receipt; and

     2. Insurance Certificate with respect to the Aircraft naming Seller and its affiliates as an additional insured.

     Collectively, the documents delivered to you by the Seller are the "Seller Documents", and the documents delivered to you by the Purchaser are the "Purchaser Documents".

     When you have received both all of the Purchaser Documents and the Seller Documents, please confirm these facts to Purchaser and Seller via facsimile.

     Upon receipt by you of confirmation that the Federal Aviation Administration ("FAA") has received notification from the Japanese Civil Aviation Board ("JCAB") that the Aircraft has been de-registered from Japanese Registration ("De-Registration Notice"), you are instructed and authorized to notify -------- to release the $---------- of funds (the "Escrow Funds") to Seller's account (the "Release Notice"). This notice shall be via facsimile or telephone conference call.

     Upon receipt by you of confirmation from ---------- (the "Funds Bank") that the Funds Bank has received the Escrow Funds for the benefit of Seller, you are instructed and authorized to (a) file the Form 8052-2 with the FAA, (b) distribute the remaining Seller Documents to Purchaser, and (c) distribute the Purchaser Documents to Seller.

          If the conditions to delivery by you of the Release Notice contained in the prior paragraphs have not been met or waived in writing within seven calendar days of the date of this letter, you are irrevocably authorized and instructed to return the Seller Documents to Seller and the Purchaser Documents
to Purchaser.   Without limitation, you understand that Purchaser shall have no right to restrain or delay return of the Seller Documents to Seller under such circumstances.

          We hereby confirm to you that you are entitled to act in accordance with this letter upon receipt of a copy of the releases by facsimile unless instructed otherwise, and hereby further confirm that you are entitled to act upon joint written instructions signed or orally communicated by Seller and Purchaser that may vary from the terms of this letter.

          The Purchaser hereby confirms to you that it will be responsible for and hereby agrees to pay for fees and expenses incurred in connection with acting as document escrow agent, and in connection with the preparation and delivery of an opinion to Purchaser with respect to title.

     The notices that we have requested that you deliver pursuant to this agreement, and any delivery of the Seller or Purchaser Documents in accordance with this letter, should be delivered to the following:

If to Seller:       [KC-ONE, INC.]
                    c/o ITOCHU AirLease Corporation
                    NXB Aoyama Building, 5F
                    26-37, Minami-Aoyma 2-chome
                    Minato-ku, Tokyo 107
                    Japan
                    Attention:                         Manager
                    Facsimile:                         011-813-3497-8145
                    Telex:                             2423154 TKAFC J

With a copy to:     Davis Wright Tremaine
                    2600 Century Square
                    1501 Fourth Avenue
                    Seattle, WA 98101
                    Telefax No.:  (206) 628-7040
                    Attention:  Joseph D. Weinstein

If to Purchaser:    ABX AIR, INC.
                    145 Hunter Drive
                    Wilmington, OH  45177
                    U.S.A.
                    Attention:                         President
                    Facsimile:                         513-382-2453
                    Telex:                             214317AIRBN-EXP-WIMI

With a copy to:     AIRBORNE FREIGHT CORPORATION
                    Corporate Secretary/Counsel
                    3101 Western Avenue
                    Seattle, WA  98121
                    U.S.A.
                    Telefax No.:  (206) 281-1444


Thank you for your assistance.

     SELLER:                     [KC-ONE, INC.]

                                 By
                                    -----------------------------
                                 Its
                                    -----------------------------

     PURCHASER:                  ABX AIR, INC.

                                 By
                                    -----------------------------
                                 Its
                                    -----------------------------


                                    EXHIBIT F

                             FUNDS ESCROW AGREEMENT
                        WITH RESPECT TO AIRCRAFT --------

     THIS FUNDS ESCROW AGREEMENT (the "Funds Escrow Agreement") is made and entered as of this ---- day of ----------, ----, by and among [KC-ONE, INC.], a Japanese corporation ("Seller"); ABX AIR, INC., a Delaware corporation ("Purchaser"); and -------------------------- ("Escrow Agent").

                                    RECITALS

     A. Purchaser and Seller, [KC-TWO, INC., and KC-THREE, INC.] are parties to that certain Used Aircraft Sales Agreement dated as of December ---, 1995 (as amended, the "Sales Agreement").

     B. This Funds Escrow Agreement is established in connection with the delivery of Aircraft -------- (the "Aircraft").

     C. Under the Sales Agreement, Purchaser and Seller are required to place certain funds in escrow with Escrow Agent in connection with delivery of the Aircraft, and to provide for their disbursement upon satisfaction or waiver of the conditions contained in the Sales Agreement. In connection therewith, Purchaser, Seller and [Crowe & Dunlevy] (the "Document Escrow Agent") have established with respect to delivery of the Aircraft a document escrow pursuant to a Document Escrow Letter of even date herewith (the "Document Escrow Agreement").

     NOW, THEREFORE, in consideration of the promises and mutual representations, warranties, covenants and agreements contained in this Funds Escrow Agreement, the parties agree as follows:

                                    AGREEMENT

     1. Definitions. Capitalized terms not otherwise defined herein shall have the meaning given in the Sales Agreement.

     2.  Establishment of Escrow.  In accordance with the provisions of Section
3.4 of the Sales Agreement, Purchaser shall, at least one Business Day prior to the delivery date for the Aircraft established under the Sales Agreement, place on deposit with Escrow Agent an amount, immediately available dollars, equal to the sum of (a) $--------------, plus (b) the fees of the Escrow Agent established in Section 9 hereof (such sum, the "Escrow Funds"). Escrow Agent hereby agrees that the Escrow Funds shall be held, invested and disbursed for the benefit of the parties and their respective successors and assigns as provided in this Funds Escrow Agreement.

     3. Sales Agreement Controls. This Agreement shall not modify, amend or otherwise alter the duties, obligations, liabilities, rights or benefits of Seller or Purchaser under the Sales Agreement.

     4. Investment of Escrow Funds. The Escrow Funds may be invested by Escrow Agent in certificates of deposit issued by banks or trust companies, short term United States debt instruments or short term debt instruments guaranteed by the United States or agencies of the United States, or money market funds consisting of debt instruments of the United States or agencies of the United States, in accordance with instructions, from time to time given in writing to Escrow Agent by Purchaser. Escrow Agent shall not incur any liability in acting in accordance with this Funds Escrow Agreement, and in good faith in making investments herein authorized. All income earned and received from the investments shall be applied first to the fees payable to Escrow Agent, and any remainder shall be paid to the Purchaser.

     5.  Disbursement of Escrow Funds.

          5.1 Disbursement to Seller. Immediately upon satisfaction of the conditions contained in Section 6.1 and 6.2 hereof (the "Disbursement Conditions"), Escrow Agent shall pay to Seller, its successors or assigns, the entire balance of the Escrow Funds less the fees of Escrow Agent and any interest or profit earned in respect thereof, which shall be paid to the following account of Seller (the "Seller Account"):

                         [Details for Seller's account.]

          5.2 Return of Funds to Purchaser. In the event that the Disbursement Conditions have not been met on or before seven (7) calendar days after date hereof, the Escrow Funds and any interest or profit earned in respect thereof (less the fees of Escrow Agent) shall be returned to Purchaser. When all moneys held by Escrow Agent have been finally distributed in accordance herewith, this Funds Escrow Agreement shall terminate.

     6.  Conditions to Disbursement of Escrow Funds.

          6.1 Deposits by Purchaser. Purchaser shall have deposited with Escrow Agent the full amount of Escrow Funds.

Escrow Agent shall, immediately upon receipt of the Escrow Funds, notify Purchaser and Seller.

          6.2 Authorization of Release. Escrow Agent shall have received notification from the Document Escrow Agent that all conditions to release of the Escrow Funds have been met or waived (the "Release Notice"). The Release Notice may be delivered via facsimile or telephone conference call.

     7.  Liability of Escrow Agent.

          7.1 Conflicting Demands. Escrow Agent shall be obligated to perform only such duties as are expressly set forth herein and need not take notice of any provisions of the Sale Agreement. In case of conflicting demands upon Escrow Agent, it shall be entitled, at its option:

               (a) to refuse to comply therewith as long as such disagreement continues and to make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands); and

               (b) to continue to refrain and to so refuse to act until all differences shall have been adjusted by agreement and Escrow Agent shall have been notified thereof in writing signed jointly by Seller and Purchaser or

               (c)  to interplead the portion of Escrow Funds in dispute.

          7.2 No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Funds Escrow Agreement or for its enforcement, or to appear, prosecute or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss or liability unless and as often required by it, it shall be furnished with security and indemnity satisfactory against all such costs, expenses, losses or liabilities.

          7.3 Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only and shall not be responsible or liable (except for its failure to exercise due care) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited in this escrow, nor as to the identity, authority or rights of any person executing the same. Its duties hereunder shall be limited to the safekeeping, investing and/or delivery of such money and instruments received by it as Escrow Agent and for the disbursement of same in accordance with the written Escrow Instructions given it in accordance with this Funds Escrow Agreement.

          7.4 Written Instructions of the Parties. Notwithstanding anything herein contained to the contrary, Escrow Agent shall, at all times, have full right and authority to pay over and disburse the Escrow Funds in accordance with the joint written [or oral] instructions of Seller and Purchaser.

     8. Indemnity. The Seller and Purchaser agree to and hereby do waive any suit, claim, demand or cause of action of any kind which they or it may have or may assert against the Escrow Agent arising out of or relating to the execution or performance by the Escrow Agent of this Funds Escrow Agreement, unless such suit, claim, demand or cause of action is based upon a breach of this Funds Escrow Agreement by the Escrow Agent or the willful misconduct or gross negligence or bad faith of the Escrow Agent. They further agree to indemnify the Escrow Agent against and from any and all claims, demands, costs, liabilities and expenses, including reasonable counsel fees, which may be asserted against it or to which it may be exposed or which it may incur by reason of its execution or performance of this Funds Escrow Agreement other than
(a) usual and customary overhead expenses and (b) claims, demands, costs, liabilities and expenses arising out of a breach of this Agreement by the Escrow Agent or the willful misconduct or gross negligence or bad faith of the Escrow
Agent.   Such agreement to indemnify shall survive the termination of this Funds
Escrow Agreement until extinguished by any applicable statute of limitations.

     9. Escrow Agent's Fee. Escrow Agent shall be entitled to receive a fee of $---------- for services to be rendered hereunder.

     10.  Miscellaneous Provisions.

          10.1 Parties in Interest. This Agreement is not intended, nor shall it be construed, to confer any enforceable rights on any person not a party hereto. All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto.

          10.2 Attorneys' Fees. In the event of any action to enforce any provision of this Agreement, or on account of any default under or breach of this Agreement, the prevailing party in such action shall be entitled to recover, in addition to all other relief, from the other party all attorneys' fees incurred by the prevailing party in connection with such action (including, but not limited to, any appeal thereof).

          10.3 Entire Agreement. This Agreement constitutes the final and entire agreement among the parties with respect to the subject matter hereof and supersedes all prior arrangements or understandings.

          10.4 Notices. All notices, requests, consents and other communications provided for herein to any party shall be deemed to be sufficient if contained in a written instrument either: (a) delivered in person or by facsimile or telex; or (b) sent by first-class registered or certified mail, postage prepaid, addressed to the party at the address set forth below, or such other address as may be hereafter be designated in writing by the party.

<CAPTIONS>
If to Seller:       [KC-ONE, INC.]
                    c/o ITOCHU AirLease Corporation
                    NXB Aoyama Building, 5F
                    26-37, Minami-Aoyma 2-chome
                    Minato-ku, Tokyo 107
                    Japan
                    Attention:                         Manager
                    Facsimile:                         813-3497-8145
                    Telex:                             2423154 TKAFC J

With a copy to:     Davis Wright Tremaine
                    2600 Century Square
                    1501 Fourth Avenue
                    Seattle, WA 98101
                    Telefax No.:  (206) 628-7040
                    Attention:  Joseph D. Weinstein

If to Purchaser:    ABX AIR, INC.
                    145 Hunter Drive
                    Wilmington, OH  45177
                    U.S.A.
                    Attention:                         President
                    Facsimile:                         513-382-2452
                    Telex:                             214317AIRBN-EXP-WIMI

With a copy to:     AIRBORNE FREIGHT CORPORATION
                    Corporate Secretary/Counsel
                    3101 Western Avenue
                    Seattle, WA  98121
                    U.S.A.
                    Telefax No.:  (206) 281-1444

                                     page 53

          If to Agent: --------------------------------------------------
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

     Notice shall be deemed given, made or received when received. Any party may alter the address to which communications or copies are to be sent by giving notice of such change of address in conformity with the provisions of this Section for the giving of notice.

          10.5 Changes. The terms of this Agreement may not be modified or amended, or any of the provisions hereof waived, temporarily or permanently, except pursuant to the written consent of all the parties.

          10.6 Severability. If any term or provision of this Funds Escrow Agreement or the application thereof as to any person or circumstance shall to any extent be invalid or unenforceable, the remaining terms and provisions of this Funds Escrow Agreement or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable shall not be affected thereby thereto and each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

          10.7 Facsimile. This Agreement and the Releases may be executed by facsimile signature, with the original to be mailed by U.S. mail thereafter.

          10.8 Counterparts. This Agreement may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original instrument. All such counterparts together shall constitute but one Agreement.

          10.9 Headings. The headings of the various sections of this Agreement have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement.

          10.10 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Washington without regard to the principles of conflicts of laws.

          10.11 Binding Effect. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, affiliates, successors and assigns. Except as set forth above, nothing in this Agreement, express or implied, is intended to confer on any person other than the parties hereto or their respective heirs, successors, and assigns, any rights, remedies, obligations, or liabilities under or by reason of this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date set forth above.

     SELLER:                       [KC-ONE, INC.]

                                   By
                                      ----------------------------
                                   Its
                                      ----------------------------

     PURCHASER:                    ABX AIR, INC.

                                   By
                                      ----------------------------
                                   Its
                                      ----------------------------

     AGENT:
                                      ----------------------------
                                   By
                                      ----------------------------
                                   Its
                                      ----------------------------


                                    EXHIBIT G

                               GUARANTY AGREEMENT

     THIS GUARANTY AGREEMENT (this "Guaranty") is made as of this ---- day of December, 1995 by AIRBORNE FREIGHT CORPORATION, a Delaware corporation ("Guarantor") in favor of each of KC-ONE, INC., KC-TWO, INC. and KC-THREE, INC. (referred to as to each and collectively, the "Seller") in order to induce the Seller to enter into that certain Used Aircraft Sales Agreement of even date herewith (as amended, the "Sales Agreement") with ABX AIR, INC. ("Purchaser"). Capitalized terms not otherwise defined herein have the meanings used in the Sales Agreement.

     1. Guaranteed Obligations. The Guarantor absolutely and unconditionally guarantees each and every obligation of Purchaser to Seller (or any one of them) now or hereafter arising under or related to the Sales Agreement (or any other document now or hereafter entered into in connection therewith), whether presently existing or hereafter arising (collectively, the "Obligations"), including, without limitation, obligations with respect to Deposits, payments, indemnities, damages and costs of collection. Guarantor guaranties the Obligations without set-off, counterclaim, recoupment or deduction of any amounts owing or alleged to be owing by Seller (or any one of them) to Purchaser.

     2. Guarantor's Consent. The Guarantor hereby consents to all terms and condition of the Sales Agreement and further consents that the Seller (or any one of them) may without further consent or disclosure and without affecting or releasing the obligations of Guarantor hereunder: (a) amend or modify the Sales Agreement or any other document now or hereafter entered into in connection therewith; (b) waive or delay the exercise of any rights or remedies of the Seller against the Purchaser; (c) waive or delay the exercise of any rights or remedies of the Seller against any surety or guarantor (including, without limitation, rights or remedies of the Seller against Guarantor under this Guaranty); (d) waive or delay the exercise of any rights or remedies of the Seller in respect of any collateral (including any Deposit) now or hereafter held; (e) release any surety or guarantor; or (f) renew, extend, waive or modify the terms of any Obligation or the obligations of any surety or guarantor, or any instrument or agreement evidencing the same.

     3. Guarantor's Representations. Guarantor represents and warrants to Seller that it has reviewed such documents and other information as it has deemed appropriate in order to permit it to be fully apprised of Purchaser's financial condition and operations and has, in entering into this Guaranty made its own credit analysis independently and without reliance upon any information communicated to it by Seller. Guarantor expressly waives any requirement that Seller advise, disclose, discuss or deliver notice to Guarantor regarding Purchaser's financial condition or operations. Seller shall provide concurrently to Guarantor copies of any notices of default delivered to Purchaser provided that the failure to deliver such notice to Guarantor shall not release Guarantor of its obligations hereunder.

     4. Guarantor's Waiver. The Guarantor agrees that it shall not be necessary for Seller to institute suit or exhaust its legal remedies against Purchaser in order to enforce this Guaranty.

     5 Unconditional Guaranty. The obligations of the Guarantor under this Guaranty are absolute and unconditional without regard to the obligations of any other party or person. The obligations of the Guarantor hereunder shall not be in any way limited or effected by any circumstance whatsoever. Guarantor hereby waives all defenses of a surety to which it may be entitled by statute or otherwise. The obligations of Guarantor hereunder are independent of the Obligations of Purchaser, and a separate action or actions may be brought and prosecuted against Guarantor whether or not any action is brought against Purchaser or whether or not Purchaser is joined in any such action or actions.

     6. Continuing Guaranty. This Guaranty is a continuing one and shall be binding upon the Guarantor regardless of how long before or after the date hereof any Obligation was or is incurred. This Guaranty shall be valid and enforceable and shall not be impaired or affected by the occurrence of any of the following, all whether or not Guarantor shall have had notice or knowledge of any of them: (a) any failure to enforce or agreement not to enforce any right, power or remedy with respect to any Obligation; (b) the stay or enjoining by order of court, operation of law or otherwise of the exercise of any such right, power or remedy; (c) any waiver of any right, power or remedy or of any default with respect to an Obligation; or (d) an Obligation at any time being found to be illegal, invalid or unenforceable in any respect.

     7. Waiver of Subrogation. Guarantor hereby irrevocably waives all claim it has or may acquire against Purchaser in respect of the Obligations, including rights of exoneration, reimbursement, contribution and subrogation. Guarantor agrees to indemnify Seller, and hold it harmless from and against all loss and expense, including legal fees, suffered or incurred by Seller as a result of claims to avoid any payment received by Seller from Purchaser, or for its account or from collateral, with respect to the Obligations of Purchaser guaranteed herein.

     8. Fees and Expenses. In the event of any action to enforce any of the terms or conditions of this Guaranty, the prevailing party in such action and any appeal resulting therefrom shall be entitled to recover from the other party reasonable attorney fees fixed as part of the cost by the court in which such action shall be pending.

     9. Payment in U.S. Funds; Taxes. All payments to be made by Guarantor hereunder shall be paid in United States Dollars free and clear of all Indemnified Taxes. In the event that Guarantor fails to pay any Indemnified Tax and such Indemnified Tax is levied upon, assessed against, collected from, or otherwise imposed on the Seller, Guarantor shall immediately upon demand indemnify, protect, defend and hold the Seller harmless from and against all such Indemnified Taxes, together with any interest, penalties or other additions to such tax, and other costs (including, without limitation, attorneys' fees and other professional fees) incurred by Seller in connection with such Indemnified Tax or its enforcement of this Section 9.

     10. Seller's Remedies. No delay in making demand on the Guarantor for satisfaction of the obligations of the Guarantor hereunder shall prejudice Seller's right to enforce such satisfaction. All of Seller's rights and remedies shall be cumulative, and any failure of Seller to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any time.

     11. Notices. All notices, requests, demands and other communication required or permitted to be given by any party hereunder ("Notices") shall be in writing and shall be sufficiently given if delivered personally or by a reputable over-night delivery service or by telex or telecopier or similar facsimile transmission or if sent by registered or certified mail, postage prepaid, to the following address:

   Seller:          KC-ONE, INC.
                    KC-TWO, INC.
                    KC-THREE, INC.
                    c/o ITOCHU AirLease Corporation
                    NXB Aoyama Building, 5F
                    26-37, Minami-Aoyma 2-chome
                    Minato-ku, Tokyo 107
                    Japan

                    Attention:                         Manager
                    Facsimile:                         813-3497-8145
                    Telex:                             2423154 TKAFC J




                                     page 58


   With a copy to:  Davis Wright Tremaine
                    2600 Century Square
                    1501 Fourth Avenue
                    Seattle, WA 98101
                    Telefax No.:  (206) 628-7040
                    Attention:  Joseph D. Weinstein

   Guarantor:       Airborne Freight Corporation
                    Corporate Secretary/Counsel
                    3101 Western Avenue
                    Seattle, WA 98121
                    U.S.A.
                    Telefax No.:  (206) 281-1444


     Notice shall be deemed given, made or received when received. Any party may alter the address to which communications or copies are to be sent by giving notice of such change of address in conformity with the provisions of this Section for the giving of notice.

     12. Governing Law. This Guaranty shall be governed by and construed in accordance with the internal laws of the State of Washington.

     13. Consent to Jurisdiction, Waiver of Immunities. The Guarantor hereby irrevocably submits to the jurisdiction of any State or federal court sitting in Seattle, King County, Washington, in any action or proceeding brought to enforce or otherwise arising out of or relating to this Guaranty and irrevocably waives to the fullest extent permitted by law any objection which it may now or hereafter have to the laying of venue in any such action or proceeding in any such forum, and hereby further irrevocably waives any claim that any such forum is an inconvenient forum. The Guarantor agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in any other jurisdiction by suit on the judgment or in any other manner provided by law. Nothing herein shall impair the right of the Seller to bring any action or proceeding against the Guarantor or its property in the courts of any other jurisdiction and Guarantor irrevocably submits to the non-exclusive jurisdiction of the appropriate courts sitting in any place where property of the Guarantor is located.

     14. Assignment; Amendment. This Guaranty shall inure to the benefit of Seller and its successors and assigns. This Guaranty shall be binding upon the Guarantor and its permitted successors and assigns. Guarantor may not assign or otherwise transfer all or any part of its rights or obligations hereunder without the prior written consent of Seller. The provisions of this Guaranty may be amended or modified only by the written agreement of Seller and the Guarantor.

     15. Severability. Any provision of the Guaranty which is prohibited or unenforceable in any jurisdiction shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

     IN WITNESS WHEREOF the Guarantor has caused its duly authorized offers to execute and deliver this Guaranty as of the date first above written.

     GUARANTOR:                    AIRBORNE FREIGHT CORPORATION

                                   By
                                      ----------------------------
                                   Its
                                      ----------------------------

                                    EXHIBIT H

                              [ITOCHU CORPORATION]

                                December 22, 1995

ABX Air, Inc.
145 Hunter Drive
Wilmington, Ohio 45177
U.S.A.

Re: Used Aircraft Sales Agreement dated December ----, 1995, (the "Sales Agreement") by and between ABX AIR, INC. ("Purchaser") and KC-ONE, INC., KC-TWO, INC. and KC-THREE, INC. (collectively, "Seller").

Dear Sirs:

     This letter of guaranty (the "Guaranty") is issued by Itochu Corporation, a Japanese corporation ("Guarantor"), pursuant to Section 3.6 of the above referenced Sales Agreement. Capitalized terms not otherwise defined herein have the meanings given in the Sales Agreement.

     The Guarantor hereby unconditionally and irrevocably guaranties for the benefit of Purchaser the obligations of Seller under the Sales Agreement. Neither the transfer of any Aircraft from and among Seller, or any other affiliate of the Guarantor, nor the liquidation of Seller, shall relieve or discharge Guarantor of its obligations to Purchaser hereunder. Under no circumstances shall Guarantor be liable for consequential or punitive damages.

     The Guarantor consents to all terms and conditions of the Sales Agreement and further consents that the Purchaser may, without further agreement or disclosure and without affecting or releasing the obligations of Guarantor hereunder, amend or modify the Sales Agreement or any other document now or hereafter entered into in connection therewith. Guarantor represents and warrants to Purchaser that Seller are subsidiaries of Guarantor and Guarantor will receive benefit from Purchaser's entry into and performance of the Sales Agreement. Guarantor waives all surety defenses. Nor does Purchaser need to fully exhaust its remedies against Seller in order to enforce this guaranty.

     The provisions of this Guaranty constitute the entire agreement between Purchaser and Guarantor. No provisions of this Guaranty may be waived except in writing. The benefits of this Guaranty may not be assigned or transferred except as permitted under Section 10.8 of the Sales Agreement.

     This Guaranty is governed by the laws of the State of Washington. Any dispute concerning this Guaranty shall be subject to the non-exclusive jurisdiction of the federal and state courts located in Seattle, Washington, and Guarantor hereby consents to the selection of such forum and waives all objections in connection therewith.

                                   Sincerely,

                                   ITOCHU CORPORATION

                                   By
                                        ----------------------------
                                   Its
                                        ----------------------------

                                    EXHIBIT I

                             AIRCRAFT DOCUMENTATION

A.   AIRCRAFT RECORDS

     1.  All historical records for aircraft and engines.

     2.  APU historical records and schedule of overhaul (if applicable).

     3. Maintenance and inspection program planning manual including work task cards. MR - Maintenance requirement manuals.

     4. Airframe and engines current inspection status and operating times including structural sampling inspection records of inspections performed on other of Lessee's aircraft where credit for such inspections were applied against the Aircraft.

     5.  Current status of APU inspection and operating times.

     6. List of all installed components (LRU's) showing part number, serial number, manufacturer and accumulated operating time (hours, cycles, calendar time).

     7.  List and status of life limited parts - aircraft and engines.

     8. Airworthiness Directive compliance list for aircraft, engines, and equipment. List to include date, method, and degree of compliance. Copy of Engineering Order or Technical order accomplishing A.D. to be made part of record. If the original work document (E.A., Work Card, etc.) which was signed by the person accomplishing the A.D. is unavailable, then a blank copy of the document (in English) will be provided indicating the date and aircraft time of accomplishment and signature of authorized Q.C. person certifying work was accomplished per that document.

     9. List of manufacturer's service bulletins incorporated and method of incorporation (i.e. repetitive inspections, interim fix or termination action).

     10. List of modification and/or alternations (excluding manufacturer's service bulletins if accomplished pursuant to the manufacturer's instructions) accomplished on the aircraft, engines, and equipment together with one copy of each modification, alternation, engineering order and associated drawings and/or data with all major changes to be provided in English. ANA will assist in interpretation from Japanese to English.

     11. List of FAA Supplemental Type Certificates (STC's) and/or foreign aviation authority approved modifications incorporated, together with a copy of each certificate and/or associated data except STC's are to be provided in English.

     12.  FAA approved Airplane Flight Manual.

     13.  Flight (operations) manual currently used by present operator.

     14.  Weight and balance document, including last weighing report.

     15.  Weight and balance supplement - equipment list.

     16.  Wiring diagram manual, including wiring diagram equipment lists.

     17.  Electrical load analysis report.

     18.  Manufacturer's maintenance manuals - aircraft and engines.

     19.  Manufacturer's operations manuals - aircraft and engines.

     20.  Manufacturer's overhaul manuals - airframe and engines.

     21.  Manufacturer's structural repair manual.

     22.  Manufacturer's illustrated parts catalog - airframe and engines.

     23.  Manufacturer's tool catalog (if applicable).

     24. Miscellaneous documents or manuals pertaining to aircraft storage, engine handling, aircraft recovery and ground crew training (if applicable).

     25. Cross reference parts catalog (Listing of aircraft manufacturer's part numbers corresponding to parts manufacturer's and current operator's part numbers for the same parts).

     26.  Flight test reports - list flight accomplished prior to delivery.

     27. Last accomplished flight recorder calibration (if the aircraft is to be delivered before any calibration is required to be accomplished, ANA is to provide the record of the initial certification of the flight recorder).

     28. List of non-United States manufactured parts, components and/or equipment installed on the Aircraft after the date such Aircraft was delivered new by the Aircraft Manufacturer to the initial owner which parts, components or equipment have not been approved or certified by the FAA.

     29.  Inventory list of aircraft loose equipment.

     30. Letter detailing any major incident and/or accidents involving each aircraft (if none, the letter should so state).

     31. All records initiated by ANA required to comply with the ANA's aviation regulatory authorities and/or initiated by ANA for ANA's own benefit.

     32. List of current equipment in passenger and flight crew compartments and/or current interior arrangement diagram.

     *  Copy to be provided in English for each Aircraft when available.

     33.  Deferred and carryover maintenance logs (engineering deviation list).

     34. Serviceable tags/shop work cards for those items requiring overhaul per operators maintenance program.

     35.  Summary of all major inspections accomplished to aircraft.

     36.  Aircraft master log (time and cycle status).

     37. Serviceable tags or shop work cards for installed time controlled and time tracked components including engines.

     38.  Aircraft log books.

     39. Aircraft and engine historical records, logs, shop records, etc., including work packages for inspections, repairs, routine and non-routine work scopes up to two (2) years before delivery of each Aircraft. Inspection cards and landing gear overhaul shop cards up to two (2) years before delivery of each Aircraft.

B.  ENGINE RECORDS

      1.  Engine log books.

      2. Status engine life limited parts with time data (certified by Q.C.). Need records traceable back to TSN - 0 - Need time (hours and cycles) trail providing a record of continuous time in service (History Proof List).

      3. Engine historical records - last work package and shop visit records. For ST&D, need combustion can classification and shop repair records.

      4.  Engine test cell records.

      5.  Engine condition monitoring data.

      6. FAA Form 337 or shop release statement for last EHM and shop visit. Spare engines also.

      7.  List of accomplished service Bulletins (by engine serial number).

      8.  Statement regarding the use of O.E.M. parts and approved repairs.

      9.  Airworthiness directive compliance list and supporting data.

     10.  Engineering Orders and Engineering Alterations.