Form 10-Q
period 1996-06-30
AIRBORNE FREIGHT CORP /DE/
filed 1996-08-12
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1996

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

     Common Stock, par value $1 per share

     Outstanding (net of 315,150 treasury shares)
        as of June 30, 1996                            21,134,281 shares
                                                       -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)
                                          Three Months Ended            Six Months Ended
                                          ------------------            ----------------
                                                June 30                      June 30
                                                -------                      -------
                                           1996        1995            1996          1995
                                           ----        ----            ----          ----
REVENUES:
  Domestic                               $524,055      $452,631     $1,030,176      $  894,808
  International                            98,343        93,309        190,131         181,048
                                         --------      --------     ----------      ----------
                                          622,398       545,940      1,220,307       1,075,856

OPERATING EXPENSES:
  Transportation purchased                207,207       196,726        409,739         385,511
  Station and ground operations           193,346       170,812        385,663         335,926
  Flight operations and maintenance        92,973        79,311        187,742         157,372
  General and administrative               47,903        37,019         91,165          74,513
  Sales and marketing                      15,030        16,250         30,478          31,881
  Depreciation and amortization            40,124        34,846         78,985          69,648
                                         --------      --------     ----------      ----------
                                          596,583       534,964      1,183,772       1,054,851
                                         --------      --------     ----------      ----------
     EARNINGS FROM OPERATIONS              25,815        10,976         36,535          21,005

INTEREST, NET                               8,191         6,964         16,532          13,689
                                         --------      --------     ----------      ----------
     EARNINGS BEFORE INCOME TAXES          17,624         4,012         20,003           7,316

INCOME TAXES                                6,935         1,750          8,000           3,174
                                         --------      --------     ----------      ----------
  NET EARNINGS                             10,689         2,262         12,003           4,142

PREFERRED STOCK DIVIDENDS                      68            68            136             139
                                         --------      --------     ----------      ----------
  NET EARNINGS AVAILABLE                 $ 10,621      $  2,194     $   11,867      $    4,003
    TO COMMON SHAREHOLDERS               ========      ========     ==========      ==========

NET EARNINGS PER COMMON SHARE:
  Primary -                              $    .50      $    .10     $      .56      $      .19
                                         ========      ========     ==========      ==========
  Fully Diluted -                        $    .48      $    .10     $      .56      $      .19
                                         ========      ========     ==========      ==========
DIVIDENDS PER COMMON SHARE               $   .075      $   .075     $      .15      $      .15
                                         ========      ========     ==========      ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                June 30      December 31
                                                -------      -----------
                                                  1996           1995
                                                  ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   12,362     $   17,906
  Trade accounts receivable,
    less allowance of $7,915 and $7,750          263,075        259,408
  Spare parts and fuel inventory                  35,645         33,792
  Deferred income tax assets                      17,828         16,135
  Prepaid expenses                                21,926         24,887
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        350,836        352,128

PROPERTY AND EQUIPMENT, NET                      854,618        842,703

EQUIPMENT DEPOSITS and OTHER ASSETS               25,094         22,553
                                              ----------     ----------
TOTAL ASSETS                                  $1,230,548     $1,217,384
                                              ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  123,602     $  136,987
  Salaries, wages and related taxes               51,419         49,106
  Accrued expenses                                67,728         66,679
  Income taxes payable                             4,637          1,967
  Current portion of debt                          1,050          5,790
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   248,436        260,529

LONG-TERM DEBT                                   378,649        364,621
SUBORDINATED DEBT                                115,000        115,000
DEFERRED INCOME TAX LIABILITIES                   40,145         38,242
OTHER LIABILITIES                                 28,784         28,729
REDEEMABLE PREFERRED STOCK                         3,948          3,948
SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares,
   no shares issued
  Common stock, par value $1 per share -
   Authorized 60,000,000 shares
   Issued 21,449,431 and 21,397,865 shares        21,449         21,398
  Additional paid-in capital                     186,470        185,947
  Retained earnings                              208,638        199,941
                                              ----------     ----------
                                                 416,557        407,286
  Treasury stock, 315,150 shares, at cost           (971)          (971)
                                              -----------    ----------
                                                 415,586        406,315
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,230,548     $1,217,384
                                              ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                          June 30
                                                     ----------------
                                                     1996        1995
                                                     ----        ----
OPERATING ACTIVITIES:
 Net Earnings                                      $ 12,003   $  4,142
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                     72,965     64,689
   Provision for aircraft engine overhauls            6,020      4,959
   Deferred income taxes                                211     (1,178)
   Other                                                147     (2,791)
                                                   --------   --------
     CASH PROVIDED BY OPERATIONS                     91,346     69,821
   Change in:
    Receivables                                      (3,667)     1,901
    Inventories and prepaid expenses                  1,108     (2,938)
    Accounts payable                                (13,385)    (5,545)
    Accrued expenses, salaries & taxes payable        6,032      2,283
                                                   --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES       81,434     65,522

INVESTING ACTIVITIES:
 Additions to property and equipment                (85,621)  (106,098)
 Dispositions of property and equipment                  52        340
 Expenditures for engine overhauls                   (6,966)    (3,922)
 Other                                                 (998)      (257)
                                                   --------   --------
     NET CASH USED IN INVESTING ACTIVITIES          (93,533)  (109,937)

FINANCING ACTIVITIES:
 Proceeds from bank note borrowings, net             14,200     68,600
 Principal payments on debt                          (4,912)   (17,071)
 Proceeds from common stock issuance                    574        320
 Dividends paid                                      (3,307)    (3,301)
                                                   --------   --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        6,555     48,548
                                                   --------   --------
NET INCREASE (DECREASE) IN CASH                      (5,544)     4,133

CASH AT JANUARY 1                                    17,906     10,318
                                                   --------    --------
CASH AT JUNE 30                                    $ 12,362   $ 14,451
                                                   ========   ========


              See notes to consolidated financial statements.
               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)

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

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                              June 30      December 31
                                              -------      -----------
                                                1996           1995
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                        $135,000       $115,000
  Notes payable                                  22,500         28,300
  Senior notes                                  200,000        200,000
  Revenue bonds                                  13,200         13,200
  Other debt                                      8,999         10,331
                                               --------       --------
                                                379,699        366,831
Subordinated debt:
  Senior subordinated notes                          --          3,580
  Convertible subordinated debentures           115,000        115,000
                                               --------       --------
                                                115,000        118,580
                                               --------       --------
Total long-term debt                            494,699        485,411
Less current portion                              1,050          5,790
                                               --------       --------
                                               $493,649       $479,621
                                               ========       ========


NOTE C--EARNINGS PER COMMON SHARE:

Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Fully diluted earnings per share for the three months ended June 30, 1996, assumes conversion of the Company's redeemable preferred stock and convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of preferred stock dividends and interest expense, net of applicable taxes, relative to the assumed conversion was $11,753,285 for the three month period.

Fully diluted earnings per share for the six month period ended June 30, 1996 and the three and six month periods ended June 30, 1995 were the same as primary earnings per share.

Average shares outstanding used in earnings per share computations were as follows:

                              Three Months Ended     Six Months Ended
                              ------------------     ----------------
                                   June 30                June 30
                                   -------                -------
                               1996       1995       1996       1995
                               ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING
  Primary                     21,316       21,178     21,321     21,182
  Fully Diluted               24,728       21,180     21,322     21,182




                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the second quarter of 1996 resulted in significantly higher operating income and net earnings compared to the second quarter of 1995, and compared to the weather-hampered results of the first quarter of 1996. Key factors contributing to the improved operating results include yield improvements, productivity gains, and solid shipment growth.

Net earnings available to common shareholders for the second quarter of 1996 were $10.6 million, or $0.50 per share, compared to $2.2 million, or $0.10 per share, for the second quarter of 1995. Net earnings were $11.9 million, or $0.56 per share for the first six months of 1996, compared to $4.0 million, or $0.19 per share for the corresponding period in 1995.

Earnings per share on a fully diluted basis for the second quarter of 1996 and 1995 were $0.48 and $0.10, respectively, and for the first six months of 1996 were $0.56 compared to $0.19 for the corresponding period in 1995.

The following table sets forth selected shipment and revenue data for the periods indicated:
                                Three Months Ended     Six Months Ended
                                ------------------     ----------------
                                     June 30                June 30
                                     -------                -------
                                 1996       1995        1996       1995
                                 ----       ----        ----       ----
Shipments (in thousands):
  Domestic
    Overnight
      Letters                    9,620        9,017      19,147     18,147
      0-2 Lbs.                  14,173       12,208      28,003     24,221
      3-99 Lbs.                 12,312       10,509      24,629     20,981
                                ------       ------     -------    -------
                                36,105       31,734      71,779     63,349
    Select Delivery Service
      0-2 Lbs.                  17,751       14,558      34,941     28,461
      3-99 Lbs.                  9,352        8,143      18,859     15,819
                                ------       ------     -------     ------
                                27,103       22,701      53,800     44,280
      100 Lbs. & over               75           81         148        162
                                ------       ------     -------    -------
  Total Domestic                63,283       54,516     125,727    107,791
                                ------       ------     -------    -------
  International
    Express                      1,129        1,013       2,187      1,949
    All Other                      150          142         296        272
                                ------       ------     -------    -------
  Total International            1,279        1,155       2,483      2,221
                                ------       ------     -------    -------
  Total Shipments               64,562       55,671     128,210    110,012
                                ======       ======     =======    =======

Average Pounds per Shipment:
  Domestic                         4.5          4.5         4.5        4.5
  International                   57.2         62.5        57.8       65.0

Average Revenue per Pound:
  Domestic                       $1.82       $ 1.80       $1.81     $ 1.81
  International                  $1.32       $ 1.30       $1.30     $ 1.26

Average Revenue per
Shipment:
  Domestic                      $ 8.25       $ 8.27      $ 8.17     $ 8.28
  International                 $76.89     $80.79        $76.57     $81.52


Total shipments increased 16.0% in the second quarter of 1996 compared to an increase of 20.0% in the second quarter of 1995. Domestic and international shipments increased 16.1% and 10.7%, respectively, during this period of 1996 compared to 20.0% and 17.7%, respectively, for the corresponding period of 1995. Domestic shipments increased 16.6% and international shipments increased 11.8% in the first half of 1996 compared to 20.1% and 17.1%, respectively, in the first half of 1995.

The growth in domestic shipments has been aided by improved growth in the Company's overnight service product. For the first six months of 1996, overnight shipments increased 13.3% compared to an increase of 9.1% for the comparable period in 1995. Also, domestic shipment growth continued to be aided by solid growth in the deferred service product, which increased 21.5% in the first six months of 1996, accounting for 42.8% of total domestic shipments in the first half of 1996 compared to 41.1% for the same period in 1995.

Domestic revenues increased 15.8% in the second quarter of 1996 and 15.1% for the first six months of 1996 compared to 11.0% and 11.2% for the comparable periods in 1995, respectively. The Company experienced a milestone during the second quarter of 1996 relative to domestic revenue growth that has not occurred in several years. The percentage growth in domestic revenue did not lag shipment growth, but was relatively equal to the percentage growth in domestic shipments. Also, the average revenue per domestic shipment increased during the second quarter of 1996 to $8.25, compared to $8.08 in the first quarter of 1996. These improved domestic revenue trends reflect the extra focus placed on enhancing yields. This focus began in the third quarter of 1995 and these efforts continue to be an ongoing focus of the Company.

International shipments increased 10.7% and 11.8% in the second quarter and first six months of 1996, respectively, compared to 17.7% and 17.1% in the comparable periods of 1995. International revenues increased 5.4% in the second quarter of 1996 compared to 21.4% in 1995, and for the first half of 1996 and 1995 increased 5.0% and 23.5%, respectively.

International revenue per shipment and the average weight per shipment decreased as a result of the lower unit growth in higher yielding freight shipments in the first half of 1996 compared to 1995. However, gross margins on international business improved 13.0% over the first half of 1995.

Assuming the economy remains strong, the factors that contributed to the Company's growth and improved operating results during the second quarter, should have a positive effect through the balance of 1996. However, the overall growth in business during the last couple weeks of the second quarter and the first few weeks of the third quarter has not been as strong as expected. While this lower growth may not be indicative of a definitive trend, a continuing softness could negatively impact operating results in the last half of the year.

Operating expenses as a percentage of revenues were 97.0% for the first six months of 1996 compared to 98.0% in the first six months of 1995 and 96.9% for all of 1995. Operating cost per shipment handled decreased 3.8% to $9.23 for the first six months 1996 compared to the first six months of 1995. The operating cost per shipment for the second quarter of 1996 decreased 3.9% to $9.24, compared to the second quarter of 1995. The Company experienced a 5.4% improvement in productivity for the second quarter of 1996, compared to the second quarter of 1995, as measured by shipments handled per paid employee hour while productivity improvement for the first half of the year was approximately 4.2% over the corresponding period of 1995. Operating expenses were negatively impacted during the first quarter of 1996 by severe winter weather conditions which diminished productivity improvements, added significantly to operating costs, and resulted in lost business. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 33.6% in the first six months of 1996 compared to 35.8% in 1995. This decrease was primarily due to two factors. Commercial airline costs were lower as a percentage of total revenues due to the lower growth in international freight shipments discussed above. Also, the suspension of the Federal Aviation Excise Tax on January 1, 1996 resulted in the avoidance of costs in the first half of 1996 of $11.0 million, compared to the first half of 1995 when approximately $10.4 million of costs related to this tax were incurred.

Station and ground expense as a percentage of revenues was 31.6% in the first six months of 1996 compared to 31.2% in the first six months of 1995. This category of expense was negatively impacted by the weather during the first quarter of 1996.

Flight operations and maintenance expense as a percentage of revenues during the first six months of 1996 was 15.4%, compared to 14.6% in the first six months of 1995. This category of cost was negatively impacted during the first half of 1996 by higher jet fuel costs. The average aviation fuel price for the first half of 1996 was $0.71 per gallon (including the $0.043 per gallon Federal Excise Tax implemented October 1,
1995) compared to $0.59 per gallon in the first half of 1995. Aviation fuel consumption increased to 79.3 million gallons in the first six months of 1996, a 16.8% increase compared to the first six months of 1995. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the first half in 1995 and the impact of the severe weather in 1996.

The increased number of aircraft in service also accounted for a large portion of the increase in depreciation and amortization expense in the first half of 1996.

General and administrative and sales and marketing expenses on a combined basis as a percentage of revenues in the first half of 1996 was 10.0% compared to 9.9% in the comparable period of 1995. Any inflationary pressure on costs has effectively been offset as the result of continuing productivity gains and a strong focus on all discretionary spending.

Interest expense in the first half of 1996 was higher than the same period in 1995 due to higher average outstanding borrowings and to the lower level of capitalized interest in the 1996 period.

The Company's effective tax rate was 40.0% in the first six months of 1996 compared to 43.4% in the first six months of 1995 and 39.9% for all of 1995. The higher effective tax rate for the first half of 1995 compared to 1996 was a result of certain taxes that are not directly related to the level of earnings, resulting in a higher rate in periods of lower earnings.

LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continued to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $210 - $220 million in 1996, of which a significant portion is related to the acquisition and modification of aircraft. During the first half of 1996, total capital expenditures net of dispositions were $86 million. The principal sources of liquidity for financing capital expenditures during the first half of 1996 were cash provided by operations and financing under the Company's bank lines of credit.

The Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At June 30, 1996, a total of $157.5 million was outstanding under the revolving bank credit and money market credit lines.

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

                        PART II. OTHER INFORMATION
                        --------------------------


Item 5.   Other Information.

     Mary Agnes Wilderotter, currently Executive Vice President, National Operations of AT&T Wireless Services (AWS) and Chief Executive Officer of AWS's Aviation Communications Division, was appointed to the Company's Board of Directors at the April 23, 1996 board meeting. Ms. Wilderotter will join the board on August 7, 1996.

Item 6.   Exhibits and Reports or Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 10 - Material Contracts

     10(a)     Airborne Freight Corporation Director Stock Bonus Plan dated
April 23, 1996.

     10(b)     Second Amendment to Credit Agreement dated May 1, 1996
among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Bank of America NW, N.A., CIBC, Inc., National City Bank, Columbus, as assignee of Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York and NBD Bank, N.A., as banks.

EXHIBIT NO. 27 - Financial Data Schedule

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


Date:             8/12/96               /s/Roy C. Liljebeck
          -------------------------     -------------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer

Date:             8/12/96               /s/Lanny H. Michael
          -------------------------     -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
