Form 10-Q
period 1996-09-30
AIRBORNE FREIGHT CORP /DE/
filed 1996-11-13
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1996

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

     Common Stock, par value $1 per share

     Outstanding (net of 315,150 treasury shares)
        as of September 30, 1996                  21,134,281 shares
                                                  -----------------

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)

                                          Three Months Ended             Nine Months Ended
                                             September 30                  September 30
                                          ------------------             -----------------
                                           1996        1995              1996        1995
                                           ----        ----              ----        ----
REVENUES:
  Domestic                              $522,040    $468,275          $1,552,216  $1,363,083
  International                           89,987      92,290             280,118     273,338
                                        --------    --------          ----------  ----------
                                         612,027     560,565           1,832,334   1,636,421

OPERATING EXPENSES:
  Transportation purchased               201,744     196,566             611,483     582,077
  Station and ground operations          194,688     171,649             580,351     507,575
  Flight operations and maintenance       97,301      81,738             285,043     239,110
  General and administrative              44,937      39,767             136,102     114,280
  Sales and marketing                     14,694      14,490              45,172      46,371
  Depreciation and amortization           42,239      36,134             121,224     105,782
                                        --------    --------          ----------  ----------
                                         595,603     540,344           1,779,375   1,595,195
                                        --------    --------          ----------  ----------

     EARNINGS FROM OPERATIONS             16,424      20,221              52,959      41,226
INTEREST, NET                              8,343       7,343              24,875      21,032
                                        --------    --------          ----------  ----------
     EARNINGS BEFORE INCOME TAXES          8,081      12,878              28,084      20,194

INCOME TAXES                               3,370       5,176              11,370       8,350
                                        --------    --------          ----------  ----------
     NET EARNINGS                          4,711       7,702              16,714      11,844
PREFERRED STOCK DIVIDENDS                     69          69                 205         208
                                        --------    --------          ----------  ----------
     NET EARNINGS AVAILABLE             $  4,642    $  7,633          $   16,509  $   11,636
        TO COMMON SHAREHOLDERS          ========    ========          ==========  ==========

NET EARNINGS PER COMMON SHARE           $    .22    $    .36          $      .78  $      .55
                                        ========    ========          ==========  ==========

DIVIDENDS PER COMMON SHARE              $   .075    $   .075          $     .225  $     .225
                                        ========    ========          ==========  ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                September 30   December 31
                                                ------------   -----------
                    ASSETS                          1996           1995
                    ------                          ----           ----
                                                (Unaudited)
CURRENT ASSETS:
  Cash                                         $   10,765      $   17,906
  Trade accounts receivable, less                 261,286         259,408
      allowance of $7,990 and $7,750
  Spare parts and fuel inventory                   35,221          33,792
  Deferred income tax assets                       16,116          16,135
  Prepaid expenses                                 21,219          24,887
                                               ----------      ----------
     TOTAL CURRENT ASSETS                         344,607         352,128

PROPERTY AND EQUIPMENT, NET                       866,514         842,703

EQUIPMENT DEPOSITS and OTHER ASSETS                23,864          22,553
                                               ----------      ----------
TOTAL ASSETS                                   $1,234,985      $1,217,384
                                               ==========      ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $  115,870      $  136,987
  Salaries, wages and related taxes                49,915          49,106
  Accrued expenses                                 74,205          66,679
  Income taxes payable                                971           1,967
  Current portion of debt                             474           5,790
                                               ----------      ----------
     TOTAL CURRENT LIABILITIES                    241,435         260,529

LONG-TERM DEBT                                    386,061         364,621

SUBORDINATED DEBT                                 115,000         115,000

DEFERRED INCOME TAX LIABILITIES                    39,950          38,242

OTHER LIABILITIES                                  29,953          28,729

REDEEMABLE PREFERRED STOCK                          3,948           3,948

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,449,431 and 21,397,865 shares        21,449          21,398
  Additional paid-in capital                      186,465         185,947
  Retained earnings                               211,695         199,941
                                               ----------      ----------
                                                  419,609         407,286
  Treasury stock, 315,150 shares, at cost            (971)           (971)
                                               ----------      ----------
                                                  418,638         406,315
                                               ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,234,985      $1,217,384
                                               ==========      ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                    Nine Months Ended
                                                    September 30
                                                        ----------------
                                                       1996         1995
                                                       ----         ----
OPERATING ACTIVITIES:
  Net Earnings                                      $ 16,714     $ 11,844
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization                   112,186       98,224
     Provision for aircraft engine overhauls           9,038        7,558
     Deferred income taxes                             1,727          766
     Other                                             1,363       (2,470)
                                                    --------     --------
  CASH PROVIDED BY OPERATIONS                        141,028      115,922

     Change in:
       Receivables                                    (1,878)     (17,788)
       Inventories and prepaid expenses                2,239       (4,190)
       Accounts payable                              (21,117)       4,433
       Accrued expenses, salaries                      7,339        4,594
           and taxes payable                        --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          127,611      102,971

INVESTING ACTIVITIES:
  Additions to property and equipment               (135,491)    (167,541)
  Disposition of property and equipment                  141          904
  Expenditures for engine overhauls                  (10,218)      (6,060)
  Other                                                 (916)         520
                                                    --------     --------
  NET CASH USED IN INVESTING ACTIVITIES             (146,484)    (172,177)

FINANCING ACTIVITIES:
  Proceeds from bank note borrowings, net             21,700      (12,100)
  Proceeds from debt issuance                           --        107,461
  Principal payments on debt                          (5,576)     (17,693)
  Proceeds from common stock issuance                    569          306
  Dividends paid                                      (4,961)      (4,949)
                                                    --------     --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES           11,732       73,025
                                                    --------     --------

NET INCREASE (DECREASE) IN CASH                       (7,141)       3,819

CASH AT JANUARY 1                                     17,906       10,318
                                                    --------     --------
CASH AT SEPTEMBER 30                                $ 10,765     $ 14,137
                                                    ========     ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1996
                                (Unaudited)


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

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                            September 30   December 31
                                            ------------   ------------
                                                1996           1995
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $140,000       $115,000
  Notes payable                                25,000         28,300
  Senior notes                                200,000        200,000
  Revenue bonds                                13,200         13,200
  Other debt                                    8,335         10,331
                                             --------       --------
                                              386,535        366,831
Subordinated debt:
  Senior subordinated notes                     --             3,580
  Convertible subordinated debentures         115,000        115,000
                                             --------       --------
                                              115,000        118,580
                                             --------       --------
Total long-term debt                          501,535        485,411
Less current portion                              474          5,790
                                             --------       --------
                                             $501,061       $479,621
                                             ========       ========

NOTE C--EARNINGS PER COMMON SHARE:

     Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options. Fully diluted earnings per share for the three and nine months ended September 30, 1996 and 1995 are the same as primary earnings per share.

Average shares outstanding used in earnings per share computations were as follows:

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                                 September 30      September 30
                                 ------------      ------------
                               1996       1995       1996       1995
                               ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING     21,253     21,196     21,299     21,186




                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

The Company's operating performance in the third quarter of 1996 resulted in lower operating income and net earnings compared to the third quarter of 1995. Domestic business growth began to slow late in the second quarter of this year and continued through the third quarter. This slow down in growth had a negative impact on the third quarter operating results.

Net earnings available to common shareholders for the third quarter of 1996 were $4.6 million, or $0.22 per share, compared to $7.6 million, or $0.36 per share for the third quarter of 1995. Net earnings were $16.5 million, or $0.78 per share for the first nine months of 1996, compared to $11.6 million, or $0.55 per share for the corresponding period in 1995.

The following table sets forth selected shipment and revenue data for the comparative periods indicated:

                                Three Months Ended    Nine Months Ended
                                ------------------    ----------------
                                September 30          September 30
                                    ------------          ------------
                                   1996       1995       1996       1995
                                   ----       ----       ----       ----
Shipments (in thousands):
   Domestic
     Overnight
       Letters                    9,570      9,393     28,717     27,540
       0-2 Lbs.                  14,406     12,689     42,409     36,910
       3-99 Lbs.                 12,546     11,211     37,175     32,192
                                -------    -------    -------    -------
                                 36,522     33,293    108,301     96,642
     Select Delivery Service
       0-2 Lbs.                  17,574     14,933     52,515     43,394
       3-99 Lbs.                  8,799      8,310     27,658     24,129
                                -------    -------    -------    -------
                                 26,373     23,243     80,173     67,523
       100 Lbs. and over             73         78        221        240
                                -------    -------    -------    -------
     Total Domestic              62,968     56,614    188,695    164,405
                                -------    -------    -------    -------
   International
     Express                      1,124      1,037      3,311      2,986
     All Other                      127        140        423        412
                                -------    -------    -------    -------
   Total International            1,251      1,177      3,734      3,398
                                -------    -------    -------    -------
   Total Shipments               64,219     57,791    192,429    167,803
                                =======    =======    =======    =======

Average Pounds per Shipment:
   Domestic                         4.4        4.5        4.5        4.5
   International                   51.8       61.2       55.8       63.7

Average Revenue per Pound:
   Domestic                     $  1.84    $  1.80    $  1.82    $  1.81
   International                $  1.38    $  1.29    $  1.33    $  1.27

Average Revenue per Shipment:
   Domestic                     $  8.26    $  8.24    $  8.20    $  8.27
   International                $ 71.93    $ 78.41    $ 75.02    $ 80.44


Total shipments increased 11.1% in the third quarter of 1996 compared to an increase of 20.5% in the third quarter of 1995. Domestic and international shipments increased 11.2% and 6.3%, respectively, during 1996 compared to 20.6% and 16.4%, respectively, for the corresponding period of 1995. Domestic shipments increased 14.8% and international shipments increased 9.9% in the first nine months of 1996 compared to 20.3% and 16.9%, respectively, in the first nine months of 1995.

The growth in domestic shipments slowed considerably during the third quarter of 1996 compared to the first half of the year. This was the result of lower growth rates in both the Company's overnight express product and its deferred service product, which increased 9.7% and 13.5%, respectively, in the third quarter of 1996, compared to 12.6% and 34.5%, respectively, in the third quarter of 1995. The Company attributes the slower growth to a slowdown in business activity in some of its key customer segments. For the first nine months of 1996, overnight shipments increased 12.1% and deferred shipments increased 18.7% compared to increases in the corresponding period of 1995 of 10.3% and 38.4%, respectively.

Domestic revenues increased 11.5% in the third quarter of 1996 and 13.9% for the first nine months of 1996 compared to 12.7% and 11.7% for the comparable periods in 1995, respectively. The Company experienced a milestone during the second and third quarters of 1996 relative to domestic revenue growth that has not occurred in several years. The percentage growth in domestic revenue was relatively equal to the percentage growth in domestic shipments rather than lagging shipment growth. Also, the average revenue per domestic shipment increased during the third quarter of 1996 to $8.26 compared to $8.24 in the third quarter of 1995 and compared to $8.25 in the second quarter of 1996. Improved domestic revenue trends reflect the extra focus placed on enhancing yields beginning in the third quarter of 1995, and these efforts are ongoing.

International business activity slowed in the third quarter of 1996. However, some of this slowing has been intentional, as the Company has chosen to be less price aggressive in pursuing some heavy weight freight business. International revenues decreased 2.5% in the third quarter of 1996 compared to an increase of 24.2% in 1995, and for the first nine months of 1996 and 1995 increased 2.5% and 23.7%, respectively.

International revenue per shipment and the average weight per shipment decreased as a result of the lower unit growth in higher yielding freight shipments in the first nine months of 1996 compared to 1995. However, gross margins on international business improved 6.3% over the first nine months of 1995.

Operating expenses as a percentage of revenues were 97.3% for the first nine months of 1996 compared to 96.4% in the first nine months of 1995 and 96.9% for all of 1995. Operating cost per shipment handled decreased 2.7% to $9.25 for the first nine months of 1996 compared to the first nine months of 1995. The operating cost per shipment for the third quarter of 1996 decreased to $9.27, compared to $9.35 in the third quarter of 1995. With the slower shipment growth rate, the Company was not as effective at lowering the operating cost per shipment compared to last year's third quarter, achieving only a 1% improvement. Productivity improvement for the first nine months of the year was approximately 3.2% over the corresponding period of 1995 as measured by shipments handled per paid employee hour.
The Company experienced only a 1.0% improvement in productivity for the third quarter of 1996, compared to the third quarter of 1995. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 33.4% in the first nine months of 1996 compared to 35.6% in 1995. This decrease was primarily due to two factors. Commercial airline costs were lower as a percentage of total revenues due to the lower growth in international freight shipments. Also, the suspension of the Federal Aviation Excise Tax on January 1, 1996 resulted in the avoidance of costs in the first eight months of 1996 of $14.7 million compared to the corresponding period of 1995 when approximately $13.6 million of costs related to this tax were incurred. The Aviation Excise Tax became effective again on August 27, 1996.

Station and ground expense as a percentage of revenues was 31.7% in the first nine months of 1996 compared to 31.0% in the first nine months of 1995. This category of expense was negatively impacted by the weather during the first quarter of 1996.

Flight operations and maintenance expense as a percentage of revenues during the first nine months of 1996 was 15.6%, compared to 14.6% in the first nine months of 1995. This category of cost was negatively impacted during the first nine months of 1996 by severe weather in the first quarter and higher jet fuel costs. The average aviation fuel price for the first three quarters of 1996 was $0.72 per gallon (including the $0.043 per gallon Federal Excise Tax implemented October 1, 1995) compared to $0.59 per gallon in the corresponding period of 1995. Aviation fuel consumption increased to 118.9 million gallons in the first nine months of 1996, a 15.4% increase compared to the first nine months of 1995. The increase in fuel consumption is a result of additional Company operated aircraft placed in service since the third quarter of 1995 and the impact of the severe weather in the first quarter of 1996.

The increased number of aircraft in service also accounted for a large portion of the increase in depreciation and amortization expense in the first half of 1996.

General and administrative and sales and marketing expenses on a combined basis as a percentage of revenues in the first nine months of 1996 was 9.9% compared to 9.8% in the comparable period of 1995. Any inflationary pressure on costs has effectively been offset as the result of continuing productivity gains and a strong focus on all discretionary spending.

Interest expense in the first nine months of 1996 was higher than the same period in 1995 due to higher average outstanding borrowings and to the lower level of capitalized interest in the 1996 period.

The Company's effective tax rate was 40.5% in the first nine months of 1996 compared to 41.3% in the first nine months of 1995 and 39.9% for all of 1995. The higher effective tax rate for the first half of 1995 compared to 1996 was a result of certain taxes that are not directly related to the level of earnings, resulting in a higher rate in periods of lower earnings.


LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company has decreased planned capital expenditures for 1996 to reflect slower shipment growth, and anticipates total capital expenditures will approximate $190 to $200 million in 1996. During the first nine months of 1996, total capital expenditures net of dispositions were $135 million. The principal sources of liquidity for financing capital expenditures during the first nine months of 1996 were cash provided by operations and financing under the Company's bank lines of credit.

The Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At September 30, 1996, a total of $165.0 million was outstanding under the revolving bank credit and money market credit lines.

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


Date:                11/13/96             /s/Roy C. Liljebeck
                     --------             -------------------
                                          Roy C. Liljebeck
                                          Executive Vice President,
                                          Chief Financial Officer


Date:                11/13/96             /s/Lanny H. Michael
                     --------             -------------------
                                          Lanny H. Michael
                                          Senior Vice President,
                                          Treasurer and Controller