Form 10-K
period 1996-12-31
AIRBORNE FREIGHT CORP /DE/
filed 1997-03-27
CIK 3000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     --------------------------------
                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

    For the fiscal year ended           Commission file number
       December 31, 1996                       1-6512

                    ----------------------------------

                       AIRBORNE FREIGHT CORPORATION
          (Exact name of registrant as specified in its charter)

            Delaware                          91-0837469
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

  Rights to Purchase Series A            New York Stock Exchange
  Participating Cumulative               Pacific Stock Exchange
  Preferred Stock


        Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

     As of February 24, 1997, 21,308,812 shares (net of 315,150 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $600,367,932.(1)

                    Documents Incorporated by Reference

     Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held April 22, 1997 are incorporated by reference into
Part III.





(1) Excludes value of shares of Common Stock held of record by non-employee directors and executive officers at February 24, 1997. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

                       AIRBORNE FREIGHT CORPORATION
                       1996 FORM 10-K ANNUAL REPORT

                             Table of Contents

                                                              Page
                                                              ----
          Part I

Item 1.   Business                                              1
Item 2.   Properties                                            8
Item 3.   Legal Proceedings                                     9
Item 4.   Submission of Matters to a Vote of Security Holders   9
Item 4a.  Executive Officers of the Registrant                  9

          Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                  11
Item 6.   Selected Financial Data                              11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  11
Item 8.   Financial Statements and Supplementary Data          11
Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                  11

          Part III

Item 10.  Directors and Executive Officers of the Registrant   12
Item 11.  Executive Compensation                               12
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                       12
Item 13.  Certain Relationships and Related Transactions       12

          Part IV

Item 14.  Exhibits, Financial Statement Schedules, and         13
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

     In 1996, the Company commemorated its first 50 years of service. Founded in 1946 in San Francisco, Airborne Flower Association of California began as a transporter of fresh flowers from Hawaii and California to East Coast markets. As Airborne Flower grew and offered other expanded service options and capabilities, it changed its name in 1956 to Airborne Freight Corporation. In 1968, the Company was formed when its predecessor consolidated with Pacific Air Freight, a freight forwarder founded in Seattle in 1949, to transport perishables to Alaska. The Company retained the name Airborne Freight Corporation. The Company is proud of its 50 years of successes and looks forward to the future.

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

Domestic Operations
-------------------
     The Company's domestic operations, supported by approximately 280 facilities, primarily involve express door-to-door delivery of shipments weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, electronic and computer parts, software, machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

     The Company's primary service is its overnight express product. This product, which comprised approximately 58% of the Company's domestic shipments during 1996, generally provides for before noon delivery on the next business day to most metropolitan cities in the United States. The Company also provides Saturday and holiday pickup and delivery service for most cities.

     Beginning in 1995 and continuing into 1996, the Company redefined its deferred service product through the creation of two distinct levels of service. The services, Next Afternoon Service (NAS) and Second Day Service
(SDS) replaced Select Delivery Service, which had been the Company's deferred service product since 1990. NAS is available for shipments weighing five pounds or less and SDS is offered for shipments of all weights. Select Delivery Service provided next afternoon service for shipments weighing five pounds or less, with shipments weighing more than five pounds delivered on a second day basis. Deferred service shipments, which comprised approximately 42% of domestic shipments during 1996, are lower priced than the overnight express product reflecting the less time sensitive nature of the shipments. NAS rates are generally higher than SDS rates.

     While the Company's domestic airline system is designed primarily to handle express shipments, any available capacity is also utilized to carry shipments which the Company would normally move on other carriers in its role as an air freight forwarder.

Communications System
---------------------
     FOCUS (Freight On-line Control and Update System) is a proprietary communications system which provides real time information for purposes of tracking and providing the status of customer's shipments as well as monitoring the performance of the Company's operational systems. The Company's facilities and international agents are linked to FOCUS and provide inputs to the system, in part through the driver's use of hand-held scanners which read bar-codes on the shipping documents, with information necessary to determine the status and location of customer shipments 24 hours a day. FOCUS allows for direct customer access to shipment information through the use of their own computer systems.

     FOCUS provides the Company's personnel with important information for use in coordinating its operational activities. Information regarding Company-operated aircraft arrivals and departures, weather, and documentation requirements for shipments destined to foreign locations are several examples of the information maintained and provided by FOCUS.

Pickup and Delivery
-------------------
     The Company accomplishes its door-to-door pickup and delivery service using approximately 13,300 radio-dispatched delivery vans and trucks, of which approximately 5,100 are owned by the Company. Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

     Because convenience is an important factor in attracting business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations. The Company has approximately 11,100 boxes in service.

Sort Facilities
---------------
     The Company's main sort center is located in Wilmington, Ohio. As express delivery volume has increased, the main sort center has been expanded. In 1995, the sort center was expanded and currently has the capacity to handle approximately 980,000 pieces during the primary 2-1/2 hour nightly sort operation. On average, approximately 835,000 pieces were sorted each weekday night at the sort center during the fourth quarter of 1996.

     In addition to the main sort facility at Wilmington, ten regional hub facilities have been established primarily to sort shipments originating and having a destination within approximately a 300 mile radius of a regional hub.

     The Company also conducts a day sort operation at Wilmington which services SDS shipments. The day sort receives shipments weighing five pounds or less from flights arriving during the previous night sort operation. Shipments weighing more than five pounds are either trucked or flown to the day sort from the regional hub facilities.

     The operation of the Wilmington facility is critical to the Company's business. The inability to use the Wilmington airport, because of bad weather or other factors, would have a serious adverse effect on the Company's service. However, contingency plans, including landing at nearby airports and transporting packages to and from the sort center by truck, can be implemented to address, in part, temporary inaccessibility of the Wilmington airport.

     In the fourth quarter of 1996, approximately 54% and 19% of total shipment weight was handled through the night sort and day sort operations at Wilmington, respectively, with the remaining 27% being handled exclusively by the regional hubs.

Shipment Routing
----------------
     The logistics of moving a shipment from its origin to destination is determined by several factors. Shipments are routed differently depending on shipment product type, weight, geographic distances between origin and destination, and locations of Company stations relative to the locations of sort facilities. Shipments generally are moved between stations and sort facilities on either Company aircraft or contracted trucks. A limited number of shipments are transported airport-to-airport on commercial air carriers.

     Overnight express shipments, NAS shipments and SDS shipments weighing five pounds or less are picked up by local stations and generally consolidated with other stations' shipments at Company airport facilities. Shipments that are not serviced through regional hubs are loaded on Company aircraft departing each weekday evening from various points within the United States and Canada. These aircraft may stop at other airports to permit additional locations and feeder aircraft to consolidate their cargo onto the larger aircraft before completing the flight to the Wilmington hub. The aircraft are scheduled to arrive at Wilmington between approximately 11:30 p.m. and 3:00 a.m. at which time the shipments are sorted and reloaded. The aircraft are scheduled to depart before 6:00 a.m. and return to their applicable destinations in time to complete scheduled next business morning or deferred service commitments. The Wilmington hub also receives shipments via truck from selected stations in the vicinity of the Wilmington hub for integration with the nightly sort process.

     For the day sort operation, handling SDS shipments weighing over five pounds, generally 12 aircraft return to Wilmington from overnight service destinations on Tuesday through Thursday. These aircraft, and trucks from six regional hubs, arrive at Wilmington between 10:00 a.m. and 2:00 p.m., at which time shipments are sorted and reloaded on the aircraft or trucks by 3:30 p.m. for departure and return to their respective destinations.

     The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both overnight express and deferred service shipments. This sort is supported by 14 Company aircraft and by trucks.

Aircraft
--------
     The Company currently utilizes used aircraft manufactured in the late 1960s and early 1970s. Upon acquisition, the aircraft are modified by the Company. At the end of 1996, the Company's in-service fleet consisted of a total of 110 aircraft, including 35 McDonnell Douglas DC-8s (consisting of 13 series 61, 6 series 62 and 16 series 63), 66 DC-9s (consisting of 2 series 10, 43 series 30 and 21 series 40), and 9 YS-11 turboprop aircraft. The Company owns the majority of the aircraft it operates, but has completed sale-leaseback transactions with respect to six DC-8 and six DC-9 aircraft. In addition, approximately 65 smaller aircraft are chartered nightly to connect small cities with Company aircraft that then operate to and from Wilmington.

     In December 1995, the Company announced an agreement to purchase 12 used Boeing 767-200's between the years 1997 and 2000 and its plans to pursue the acquisition of 10 to 15 additional used 767-200's between the years 2000 and 2004. This newer generation of aircraft should increase operating efficiency and allow the Company to meet anticipated demand for additional lift capacity. There are no plans to retire any aircraft as a result of these acquisitions, although retirement is an option if shipment growth does not require the added capacity.

     At year end 1996, the nightly lift capacity of the system was about
3.8 million pounds versus approximately 3.5 million pounds and 3.1 million pounds at the end of 1995 and 1994, respectively. During 1996, the Company's utilization of available lift capacity approximated 74%.

     In response to increased public awareness regarding the operation of older aircraft, the Federal Aviation Administration ("FAA") periodically mandates additional maintenance requirements for certain aircraft, including the type operated by the Company. In recent years, the Company has completed, and continues to perform, a number of inspection and maintenance programs pertaining to various Airworthiness Directives issued by the FAA. The FAA could, in the future, impose additional maintenance requirements for aircraft and engines of the type operated by the Company or interpret existing rules in a manner which could have a material effect on the Company's operations and financial position.

     In accordance with federal law and FAA regulations, only subsonic turbojet aircraft classified as Stage 2 or 3 by the FAA may be operated in the United States. Generally, Stage 3 aircraft produce less noise than a comparable Stage 2 aircraft.

     In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Noise Act"). Among other things, the Noise Act generally requires turbojet aircraft weighing in excess of 75,000 pounds and operating in the United States (the type of DC-8 and DC-9 aircraft operated by the Company) to comply with Stage 3 noise emission standards on or before December 31, 1999. The Company's YS-11 turboprop aircraft are not subject to these requirements. In accordance with the Noise Act, the FAA has issued regulations establishing interim compliance deadlines. These rules required air carriers to reduce the base level of Stage 2 aircraft they operate 50% by December 31, 1996; and 75% by December 31, 1998. As of December 31, 1996, the Company has complied with interim compliance deadline and expects to meet or exceed the December 31, 1998 interim compliance deadline. As of December 31, 1996, 61% of the Company's turbojet aircraft (25 DC-8 and 37 DC-9 aircraft) were Stage 3 aircraft, the balance being Stage 2 aircraft. In addition to FAA regulation, certain local airports also regulate noise compliance. See "Business - Regulation".

     The Company, in conjunction with several other companies, has developed noise suppression technology known as hush kits for its DC-9 series aircraft which have been certified to meet FAA Stage 3 requirements. The capital cost for Stage 3 hush kits is approximately $1.4 million for each DC-9 series aircraft. The Company has installed hush kits which satisfy Stage 3 compliance requirements on all of its DC-8-62 and DC-8-63 series aircraft and three of its DC-8-61 series aircraft. The capital cost to modify the Company's remaining DC-8-61 aircraft to meet Stage 3 noise standards is approximately $5.7 million per aircraft.

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

     The Company's strategy is to use a variable-cost approach in delivering and expanding international services to its customers. This strategy uses existing commercial airline lift capacity in connection with the Company's domestic network to move shipments to and from overseas destinations and origins. Additionally, service arrangements with independent freight and express agents have been entered into to accommodate shipments in locations not currently served by Company-owned operations. The Company currently believes there are no significant service advantages which would justify the operation of its own aircraft on international routes, or making significant investment in additional offshore facilities or ground operations. In order to expand its business at a reasonable cost, the Company continues to explore possible joint venture agreements which combine the Company's management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners. Joint ventures have been formed in Japan, Thailand, Malaysia, the Netherlands, and South Africa.

Customers and Marketing
-----------------------
     The Company's primary domestic strategy focuses on express services for high volume corporate customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries. As of December 31, 1996, the Company serviced approximately 460,000 active customer shipping locations.

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

     Both in the international and domestic markets, the Company believes that its customers are most effectively reached by a direct sales force and, accordingly, does not currently engage in mass media advertising. Domestic sales representatives are responsible for selling both domestic and international express shipments. In addition, the International Division has its own dedicated direct sales organization for selling international freight service.

     The Company's sales force currently consists of approximately 300 domestic representatives and approximately 80 international specialists. The Company's sales efforts are supported by the Marketing and International Divisions, based at the Company headquarters. Senior management is also active in marketing the Company's services to major accounts.

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

     For many of its high volume customers, the Company offers a metering device, called LIBRA II, which is installed at the customer's place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels and provides a daily shipping report. At year end 1996, the system was in use at approximately 9,300 domestic customer locations and 900 international customer locations. Use of LIBRA II not only benefits the customer directly, but also lowers the Company's operating costs, since LIBRA II shipment data is transferred into the Airborne FOCUS shipment tracking system automatically, thus avoiding duplicate data entry.

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

     In 1995, the Company unveiled "LIGHTSHIP TRACKER", a PC-based tracking software, which was the first in a series of software products designed to improve customer productivity and provide convenient access to the Company's various services. LIGHTSHIP TRACKER allows customers, working from their PCs, to view the status of and receive information regarding their shipments through access to the Airborne FOCUS system.

     In 1997, the Company will provide customers with additional flexibility and productivity opportunities through the introduction of its PC-based software program, "LIGHTSHIP SHIPPER". Through personal or office computers via modem connection to the Airborne FOCUS system, customers will be able to obtain estimated shipping rates and delivery times, fill out and print shipping labels, schedule pickups, as well as track the status of their shipments.

     The Company offers a number of special logistics programs to customers through Airborne Logistics Services ("ALS"), a division of ABX Air, Inc. ALS operates the Company's Stock Exchange and Hub Warehousing and other logistics programs. These programs provide customers the ability to maintain inventories which can be managed either by Company or customer personnel. Items inventoried at Wilmington can be delivered utilizing either the Company's airline system or, if required, commercial airlines on a next-flight-out basis. ALS' Central Print program allows information to be sent electronically to customer computers located at Wilmington where Company personnel monitor printed output and ship the material according to customer instructions.

     In addition, the Company's Sky Courier business provides expedited next-plane-out service at premium prices. Sky Courier also offers a Regional Warehousing program where customer inventories are managed at any of over 60 locations around the United States and Canada.

     The Company has obtained ISO 9000 certification for its Chicago, Philadelphia and London stations and its Seattle Headquarters. ISO 9000 is a program developed by the International Standards Organization ("ISO"), based in Geneva, Switzerland. This organization provides a set of international standards on quality management and quality assurance presently recognized in over 90 countries. The certification is an asset in doing business worldwide and provides evidence of the Company's commitment to excellence and quality.

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

Employees
---------
     As of December 31, 1996, the Company and its subsidiaries had approximately 12,700 full-time employees and 8,000 part-time and casual employees. Approximately 6,000 full-time employees (including the Company's 715 pilots) and 3,200 part-time and casual employees are employed under union contracts, primarily with locals of the International
Brotherhood of Teamsters and Warehousemen.

Labor Agreements
----------------
     Most labor agreements covering the Company's ground personnel are for a four-year term expiring in 1998. The Company's pilots are covered by a contract which became amendable on July 31, 1995. The Company has not experienced any significant disruption from labor disputes in the past. However, negotiations with the pilots are in mediation, and the Company cannot predict whether the contract with the pilots will be amended without experiencing any work disruption.

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

          d) Advanced Logistics Services Corp., an Ohio corporation, provided customized warehousing, inventory management and shipping services, through late 1996. Logistics services are currently provided by Airborne Logistic Services, a division of ABX Air, Inc.

          e) Sound Suppression, Inc., an Ohio corporation with no current operating activities.

     2. Awawego Delivery, Inc., a New York corporation, holds trucking rights in New York and Connecticut.

     3. Airborne Forwarding Corporation, a Delaware corporation doing business as Sky Courier, provides expedited courier service.

     4. Airborne Freight Limited, a New Zealand corporation, provides air express and air freight services.

Regulation
----------
     The Company's operations are regulated by the United States Department of Transportation ("DOT"), the FAA, and various other federal, state, local and foreign authorities.

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

     The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, security procedures, and communications. The FAA issues operating certificates to carriers who possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft which meets the requirements for aircraft design and maintenance. The Company believes it holds all airworthiness and other FAA certificates required for the conduct of its business, although the FAA has the power to suspend or revoke such certificates for cause, including failure to comply with federal law.

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

     Under currently applicable federal aviation law, the Company's airline subsidiary could cease to be eligible to operate as an all-cargo carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens or the airline were not effectively controlled by U.S. citizens. Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-thirds of the directors and officers of an air carrier must be U.S. citizens. To the best of the Company's knowledge, foreign stockholders do not control more than 25% of the outstanding voting stock. Two of the Company's 42 officers are not U.S. citizens.

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

Financial Information Regarding International and Domestic Operations
---------------------------------------------------------------------
     Financial information relating to foreign and domestic operations for each of the three years in the period ended December 31, 1996 is presented in Note J (Segment Information) of the Notes to Consolidated Financial Statements appearing in the 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2.   PROPERTIES
--------------------
     The Company leases general and administrative office facilities located in Seattle, Washington.

     At year end the Company maintained approximately 280 domestic and 40 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.

     The Company owns the airport at the Airborne Air Park, in Wilmington, Ohio. The airport currently consists of two runways, taxi-ways, aprons, buildings serving as aircraft and equipment maintenance facilities, sort facilities, storage facilities, a training center, and operations and administrative offices.

     The Company believes its existing facilities are adequate to meet current needs.

     Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes E and F of the Notes to Consolidated Financial Statements appearing in the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

                              Positions and Offices Presently
Name                     Age  Held and Business Experience
----                     ---  ----------------------------
Robert S. Cline          59   Chairman and Chief Executive Officer (1984
                              to date); Vice Chairman and Chief Financial
                              Officer (1978 to 1984); Executive Vice
                              President and Chief Financial Officer (1973
                              to 1978); Senior Vice President, Finance
                              (1970 to 1973); Vice President, Finance
                              (1968 to 1970); Vice President, Finance,
                              Pacific Air Freight, Inc. (1966 to 1968)

Robert G. Brazier        59   President and Chief Operating Officer (1978
                              to date); Executive Vice President and
                              Chief Operating Officer (1973 to 1978);
                              Senior Vice President, Operations (1970 to
                              1973); Vice President, Operations (1968 to
                              1970); Vice President, Sales and
                              Operations, Pacific Air Freight, Inc. (1964
                              to 1968)

Roy C. Liljebeck         59   Chief Financial Officer (1984 to date);
                              Executive Vice President, Finance Division
                              (1979 to date); Senior Vice President (1973
                              to 1979); Treasurer (1968 to 1988)

Kent W. Freudenberger    56   Executive Vice President, Marketing
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

Raymond T. Van Bruwaene  58   Executive Vice President, Field Services
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

John J. Cella            56   Executive Vice President, International
                              Division (1985 to date); Senior Vice
                              President, International Division (1982 to
                              1985); Vice President, International Divi
                              sion (1981 to 1982); Vice President, Far
                              East (1971 to 1981)

Carl D. Donaway          45   President and Chief Executive Officer, ABX
                              Air, Inc. (1992 to date); offices held in
                              the Company:  Vice President, Business
                              Analysis (1992); Vice President, Customer
                              Support (1990 to 1992); Director, Customer
                              Support (1988 to 1990)


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
STOCKHOLDERS MATTERS
--------------------
     The response to this Item is contained in the 1996 Annual Report to Shareholders and the information contained therein is incorporated by reference.

     On February 24, 1997 there were 1,298 shareholders of record of the Common Stock of the Company based on information provided by the Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
     The response to this Item is contained in the 1996 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
     The response to this Item is contained in the 1996 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     The response to this Item is contained in the 1996 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The response to this Item is contained in part in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and the information contained therein is incorporated herein by reference.

     The executive officers of the Company are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of the Company. Additional information regarding executive officers is set forth in Part I, Item 4a.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Voting at the Meeting" and "Stock Ownership of Management" and the information contained therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)1.     Financial Statements
          --------------------
     The following consolidated financial statements of Airborne Freight Corporation and its subsidiaries as contained in its 1996 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

               Consolidated Statements of Net Earnings

               Consolidated Balance Sheets

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

(a)2.     Financial Statement Schedules
          -----------------------------
          Schedule II - Valuation and Qualifying Accounts

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

      3(b)  The By-laws of the Company as amended to February 4,
            1997.

EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
------------------------------------------------------------------
Including Indentures
--------------------
      4(a) Indenture dated as of August 15, 1991, between the Company and Bank of America National Trust and Savings Association, as Trustee, with respect to the Company's 6-3/4% Convertible Subordinated Debentures due August 15, 2001 (incorporated herein by reference from Exhibit 4(i) to Amendment No. 1 to the Company's Registration Statement on Form S-3 No. 33-42044 filed with the Securities and Exchange Commission on August 15, 1991).

      4(b)  First Supplemental Trust Indenture dated as of June 30,
            1994 between the Company and LaSalle National Bank, as Successor Trustee, with respect to the Company's 6-3/4% Convertible Subordinated Debentures due August 15, 2001 (incorporated by reference from Exhibit 4(d) to the Company's Form 10-K for the year ended December 31, 1996).

      4(c) Indenture dated as of December 3, 1992, between the Company and The Bank of New York, as trustee, relating to the Company's 8-7/8% Notes due 2002 (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

      4(d)  First Supplemental Indenture dated as of September 15,
            1995, between the Company and The Bank of New York, as trustee, relating to the Company's 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-61329, filed with the Securities and Exchange Commission on September 5, 1995).

      4(e)  Second Supplemental Indenture dated as of February 12,
            1997 between the Company and The Bank of New York, as trustee, relating to the Company's 8-7/8% Notes due 2002.

      4(f) Rights Agreement, dated as of February 14, 1997 between the Company and The Bank of New York, as Rights Agent
            (incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 1997).

      4(g)  Certificate of the Voting Powers, Designations,
            Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Airborne Freight Corporation (incorporated by reference from Exhibits 1 and 2 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 1997.)

      4(h)  Form of Right Certificate relating to the Rights
            Agreement (see 4(f) above, incorporated by reference from Exhibits 2 and 3 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 1997.)

EXHIBIT NO. 10 Material Contracts
---------------------------------
Executive Compensation Plans and Agreements
-------------------------------------------
      10(a) 1983 Airborne Freight Corporation Key Employee Stock
            Option and Stock Appreciation Rights Plan, as amended through February 2, 1987 (incorporated by reference from Exhibit 10(c) to the Company's Form 10-K for the year ended December 31,
            1986).

      10(b) 1989 Airborne Freight Corporation Key Employee Stock
            Option and Stock Appreciation Rights Plan (incorporated herein by reference from Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1989).

      10(c) 1994 Airborne Freight Corporation Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated herein by reference from the Addendum to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

      10(d) Airborne Freight Corporations Directors Stock Option
            Plan (incorporated herein by reference from the Addendum to the Company's Proxy Statement for the 1991 Annual Meeting of Shareholders).

      10(e) Airborne Freight Corporation Director Stock Bonus
            Plan dated April 23, 1996 (incorporated by reference from
            Exhibit 10(a) to the Company's Form 10-Q for the quarter ended June 30, 1996).

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

      10(h) Airborne Express 1995-1999 Executive Incentive
            Compensation Plan, amended as of January 1, 1997.

      10(i) Airborne Express 1997-1999 Executive Group Incentive
            Compensation Plan as of January 1, 1997.

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

      10(m) First Amendment to Revolving Loan Facility dated as of March 31, 1995 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC, Inc., National City Bank, Columbus, Bank of America National Trust and Savings Association, The Bank of New York, and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1995).

      10(n) Second Amendment to Credit Agreement dated May 1,
            1996 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Bank of America NW, N.A., CIBC, Inc., National City Bank, Columbus, as assignee of Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(b) to the Company's Form 10-Q for the quarter ended June 30, 1996).

      10(o) Used Aircraft Sales Agreement entered into as of
            December 22, 1995 between ABX Air, Inc. and KC-One, Inc; KC-Two, Inc.; and KC-Three, Inc. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 (incorporated herein by reference from Exhibit 10(n) to the Company's From 10-K for the year ended December 31, 1996.).

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

EXHIBIT NO. 13 Annual Report to Security Holders
------------------------------------------------
      13   Portions of the 1996 Annual Report to Shareholders of
           Airborne Freight Corporation

EXHIBIT NO. 21 Subsidiaries of the Registrant
---------------------------------------------
      21 The subsidiaries of the Company are listed in Part I of this report on Form 10-K for the year ended December 31, 1996.

EXHIBIT NO. 23 Consents of Experts and Counsel
----------------------------------------------
      23   Independent Auditors' Consent and Report on Schedule

EXHIBIT NO. 27 Financial Data Schedule
--------------------------------------
      27   Financial Data Schedule

           All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K
      -------------------
      A Form 8-K was filed February 12, 1997 which disclosed the following information:

      (1) Approval, by the Board of Directors, of a shareholder rights plan effective February 14, 1997.

      (2)  Summary description of the shareholder rights plan.

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

Date:  March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert G. Brazier                /s/ Andrew V. Smith
-----------------------------        -----------------------------
Robert G. Brazier (Director)         Andrew V. Smith (Director)


/s/ Robert S. Cline                  /s/ Mary Agnes Wilderotter
-----------------------------        -----------------------------
Robert S. Cline (Director)           Mary Agnes Wilderotter (Director)


/s/ Harold M. Messmer, Jr.           /s/ James H. Carey
-----------------------------        -----------------------------
Harold M. Messmer, Jr.(Director)     James H. Carey (Director)

                       AIRBORNE FREIGHT CORPORATION
                             AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)

           Column A              Column B    Column C   Column D    Column E
           --------              --------    --------   --------    --------
                                            Additions
                                Balance at  Charged to             Balance at
                                Beginning   Costs and                 End
          Description           of Period    Expenses  Deductions  of Period
           --------              --------    --------   --------    --------
DEDUCTED FROM ASSETS TO WHICH THEY APPLY:

1. Allowance for doubtful accounts -

 Year Ended December 31, 1996     $7,750     $16,157    $15,562      $8,345

 Year Ended December 31, 1995     $7,500     $13,309    $13,059      $7,750

 Year Ended December 31, 1994     $6,925     $12,631    $12,056      $7,500


EXHIBIT INDEX

Exhibit                                                       Page
 Number                     Description                      Number
-------                     ------------                    -------
(a)3.  Exhibits
---------------
   A)     The following exhibits are filed with this report:


EXHIBIT NO. 3  Articles of Incorporation and By-laws
----------------------------------------------------

  3(a)    The Restated Certificate of Incorporation of the     --
          Company, dated as of August 4, 1987
          (incorporated herein by reference from Exhibit
          3(a) to the Company's Form 10-K for the year
          ended December 31, 1987).

  3(b)    The By-laws of the Company as amended to             --
          February 4, 1997.


EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
------------------------------------------------------------------
Including Indentures
--------------------

  4(a)    Indenture dated as of August 15, 1991, between       --
          the Company and  Bank of America National Trust
          and Savings Association, as Trustee, with
          respect to the Company's 6-3/4% Convertible
          Subordinated Debentures due August 15, 2001
          (incorporated herein by reference from Exhibit
          4(i) to Amendment No. 1 to the Company's
          Registration Statement on Form S-3 No. 33-42044
          filed with the Securities and Exchange
          Commission on August 15, 1991).

  4(b)    First Supplemental Trust Indenture dated as of       --
          June 30, 1994 between the Company and LaSalle
          National Bank, as Successor Trustee, with
          respect to the Company's 6-3/4% Convertible
          Subordinated Debentures due August 15, 2001
          (incorporated by reference from Exhibit 4(d) to
          the Company's Form 10-K for the year ended
          December 31, 1996).

  4(c)    Indenture dated as of December 3, 1992, between      --
          the Company and The Bank of New York, as
          trustee, relating to the Company's 8-7/8% Notes
          due 2002 (incorporated by reference from Exhibit
          4(a) to Amendment No. 1 to the Company's
          Registration Statement on Form S-3, No. 33-54560
          filed with the Securities and Exchange
          Commission on December 4, 1992).

  4(d)    First Supplemental Indenture dated as of             --
          September 15, 1995, between the Company and The
          Bank of New York, as trustee, relating to the
          Company's 7.35% Notes due 2005 (incorporated by
          reference from Exhibit 4(b) to Amendment No. 1
          to the Company's Registration Statement on Form
          S-3, No. 33-61329, filed with the Securities and
          Exchange Commission on September 5, 1995).

  4(e)    Second Supplemental Indenture dated as of            --
          February 12, 1997 between the Company and The
          Bank of New York, as trustee, relating to the
          Company's 8-7/8% Notes due 2002.

  4(f)    Rights Agreement, dated as of February 14, 1997      --
          between the Company and The Bank of New York, as
          Rights Agent (incorporated by reference from
          Exhibit 1 to the Company's Registration
          Statement on Form 8-A, filed with the Securities
          and Exchange Commission on February 12, 1997).

  4(g)    Certificate of the Voting Powers, Designations,      --
          Preferences and Relative Participating, Optional
          and Other Special Rights and Qualifications,
          Limitations or Restrictions of Series A
          Participating Cumulative Preferred Stock of
          Airborne Freight Corporation (incorporated by
          reference from Exhibits 1 and 2 to the Company's
          Registration Statement on Form 8-A, filed with
          the Securities and Exchange Commission on
          February 12, 1997.)

  4(h)    Form of Right Certificate relating to the Rights     --
          Agreement (see 4(f) above, incorporated by
          reference from Exhibits 2 and 3 to the Company's
          Registration Statement on Form 8-A, filed with
          the Securities and Exchange Commission on
          February 12, 1997.)


EXHIBIT NO. 10  Material Contracts
----------------------------------
Executive Compensation Plans and Agreements
-------------------------------------------

 10(a)    1983 Airborne Freight Corporation Key Employee       --
          Stock Option and Stock Appreciation Rights Plan,
          as amended through February 2, 1987
          (incorporated by reference from Exhibit 10(c) to
          the Company's Form 10-K for the year ended
          December 31, 1986).

 10(b)    1989 Airborne Freight Corporation Key Employee       --
          Stock Option and Stock Appreciation Rights Plan
          (incorporated herein by reference from Exhibit
          10(d) to the Company's Form 10-K for the year
          ended December 31, 1989).

 10(c)    1994 Airborne Freight Corporation Key Employee       --
          Stock Option and Stock Appreciation Rights Plan
          (incorporated herein by reference from the
          Addendum to the Company's Proxy Statement for
          the 1994 Annual Meeting of Shareholders).

 10(d)    Airborne Freight Corporations Directors Stock        --
          Option Plan (incorporated herein by reference
          from the Addendum to the Company's Proxy
          Statement for the 1991 Annual Meeting of
          Shareholders).

 10(e)    Airborne Freight Corporation Director Stock          --
          Bonus Plan dated April 23, 1996 (incorporated by
          reference from Exhibit 10(a) to the Company's
          Form 10-Q for the quarter ended June 30, 1996).

 10(f)    Airborne Express Executive Deferral Plan dated       --
          January 1, 1992 (incorporated by reference from
          Exhibit 10(b) to the Company's Form 10-K for the
          year ended December 31, 1991).

 10(g)    Airborne Express Supplemental Executive              --
          Retirement Plan dated January 1, 1992
          (incorporated by reference from Exhibit 10(c) to
          the Company's Form 10-K for the year ended
          December 31, 1991).

 10(h)    Airborne Express 1995-1999 Executive Incentive       --
          Compensation Plan, amended as of January 1,
          1997.

 10(I)    Airborne Express 1997-1999 Executive Group           --
          Incentive Compensation Plan as of January 1,
          1997.

 10(j)    Employment Agreement dated December 15, 1983, as     --
          amended November 20, 1986, between the Company
          and Mr. Robert G. Brazier, President and Chief
          Operating Officer (incorporated by reference
          from Exhibit 10(a) to the Company's Form 10-K
          for the year ended December 31, 1986).
          Identical agreements exist between the Company
          and the other six executive officers.

 10(k)    Employment Agreement dated November 20, 1986         --
          between the Company and Mr. Lanny H. Michael,
          then Vice President, Treasurer and Controller
          (incorporated by reference from Exhibit 10(b) to
          the Company's Form 10-K for the year ended
          December 31, 1986).  The Company and its
          principal subsidiary, ABX Air, Inc., have
          entered into substantially identical agreements
          with most of their officers.

          Other Material Contracts
          ------------------------
 10(l)    $240,000,000 Revolving Loan Facility dated as of     --
          November 19, 1993 among the Company, as
          borrower, and Wachovia Bank of Georgia, N.A., as
          agent, and Wachovia Bank of Georgia, N.A., ABN
          AMRO Bank N.V., United States National Bank of
          Oregon, Seattle-First National Bank, CIBC, Inc.,
          Continental Bank N.A., Bank of America National
          Trust and Savings Association, The Bank of New
          York, NBD Bank, N.A., as banks (incorporated
          herein by reference from Exhibit 10(k) to the
          Company's Form 10-K for the year ended December
          31, 1993).

 10(m)    First Amendment to Revolving Loan Facility dated     --
          as of March 31, 1995 among the Company, as
          borrower, and Wachovia Bank of Georgia, N.A., as
          Agent, and Wachovia Bank of Georgia, N.A., ABN
          AMRO Bank N.V., United States National Bank of
          Oregon, Seattle-First National Bank, CIBC, Inc.,
          National City Bank, Columbus, Bank of America
          National Trust and Savings Association, The Bank
          of New York, and NBD Bank, N.A., as banks
          (incorporated by reference from Exhibit 10(a) to
          the Company's Form 10-Q for the quarter ended
          March 31, 1995).

 10(n)    Second Amendment to Credit Agreement dated May       --
          1, 1996 among the Company, as borrower, and
          Wachovia Bank of Georgia, N.A., as Agent, and
          Wachovia Bank of Georgia, N.A., ABN AMRO Bank
          N.V., United States National Bank of Oregon,
          Bank of America NW, N.A., CIBC, Inc., National
          City Bank, Columbus, as assignee of Continental
          Bank N.A., Bank of America National Trust and
          Savings Association, The Bank of New York and
          NBD Bank, N.A., as banks (incorporated by
          reference from Exhibit 10(b) to the Company's
          Form 10-Q for the quarter ended June 30, 1996).

 10(o)    Used Aircraft Sales Agreement entered into as of     --
          December 22, 1995 between ABX Air, Inc. and KC-
          One, Inc; KC-Two, Inc.; and KC-Three, Inc.
          Confidential treatment has been granted for
          confidential commercial and financial
          information, pursuant to Rule 24b-2 under the
          Securities Exchange Act of 1934 (incorporated
          herein by reference from Exhibit 10(n) to the
          Company's From 10-K for the year ended December
          31, 1996.).


EXHIBIT NO. 11  Statement Re Computation of Per Share Earnings
--------------------------------------------------------------

   11     Statement re computation of earnings per share       --


EXHIBIT NO. 12  Statements Re Computation of Ratios
--------------------------------------------------

   12     Statement re computation of ratio of senior long-    --
          term debt and total long-term debt to total
          capitalization


EXHIBIT NO. 13  Annual Report to Security Holders
-------------------------------------------------

   13     Portions of the 1996 Annual Report to                --
          Shareholders of Airborne Freight Corporation


EXHIBIT NO. 21  Subsidiaries of the Registrant
----------------------------------------------

   21     The subsidiaries of the Company are listed in        --
          Part I of this report on Form 10-K for the year
          ended December 31, 1996.


EXHIBIT NO. 23  Consents of Experts and Counsel
-----------------------------------------------

   23     Independent Auditors' Consent and Report on          --
          Schedules


EXHIBIT NO. 27  Financial Data Schedule
---------------------------------------

   27     Financial Data Schedule                              --


      All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K
     -------------------
     A form 8-K was filed February 12, 1997 which disclosed
     the following information:

     (1)  Approval, by the Board of Directors, of a            --
          shareholder rights plan effective February 14,
          1997.

     (2)  Summary description of the shareholder rights        --
          plan.
