Form 10-Q
period 1997-03-31
AIRBORNE FREIGHT CORP /DE/
filed 1997-05-14
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1997

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

     Common Stock, par value $1 per share
     Outstanding (net of 275,150 treasury shares)
        as of March 31, 1997                          21,365,356 shares
                                                      -----------------


               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1997           1996
                                                 ----           ----
REVENUES:
   Domestic                                     $562,111       $506,121
   International                                  93,411         91,788
                                                --------       --------
                                                 655,522        597,909

OPERATING EXPENSES:
   Transportation purchased                      208,890        202,532
   Station and ground operations                 200,250        192,317
   Flight operations and maintenance             103,783         94,769
   General and administrative                     51,829         43,262
   Sales and marketing                            16,178         15,448
   Depreciation and amortization                  42,271         38,861
                                                --------       --------
                                                 623,201        587,189
                                                --------       --------
      EARNINGS FROM OPERATIONS                    32,321         10,720

INTEREST, NET                                      8,447          8,341
                                                --------       --------
      EARNINGS BEFORE INCOME TAXES                23,874          2,379

INCOME TAXES                                       9,500          1,065
                                                --------       --------
      NET EARNINGS                                14,374          1,314

PREFERRED STOCK DIVIDENDS                             --             68
                                                --------       --------
NET EARNINGS AVAILABLE                          $ 14,374       $  1,246
    TO COMMON SHAREHOLDERS                      ========       ========

NET EARNINGS PER COMMON SHARE:
    PRIMARY                                     $    .67       $    .06
                                                ========       ========
    FULLY DILUTED                               $    .62       $    .06
                                                ========       ========
DIVIDENDS PER COMMON SHARE                      $   .075       $   .075
                                                ========       ========

              See notes to consolidated financial statements.



               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                               March 31      December 31
                                             ------------    -----------
                                                 1997           1996
                                                 ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   10,678     $   35,816
  Trade accounts receivable,                     303,529        287,515
      less allowance of $8,530 and $8,345
  Spare parts and fuel inventory                  36,617         34,761
  Deferred income tax assets                      15,468         15,012
  Prepaid expenses                                23,885         42,118
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        390,177        415,222

PROPERTY AND EQUIPMENT, NET                      863,888        866,627

EQUIPMENT DEPOSITS and OTHER ASSETS               27,941         25,573
                                              ----------     ----------
TOTAL ASSETS                                  $1,282,006     $1,307,422
                                              ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  133,563     $  139,036
  Salaries, wages and related taxes               58,918         63,835
  Accrued expenses                                76,115         68,759
  Income taxes payable                             6,444          1,782
  Current portion of debt                            358            353
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   275,398        273,765

LONG-TERM DEBT                                   366,378        409,440

SUBORDINATED DEBT                                115,000        115,000

DEFERRED INCOME TAX LIABILITIES                   43,850         40,816

OTHER LIABILITIES                                 35,273         36,571

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 21,640,506 and 21,621,596 shares       21,641         21,622
  Additional paid-in capital                     191,763        190,405
  Retained earnings                              233,551        220,774
                                              ----------     ----------
                                                 446,955        432,801
  Treasury stock, 275,150 and 315,150               (848)          (971)
    shares, at cost                           ----------     ----------
                                                 446,107        431,830
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,282,006     $1,307,422
                                              ==========     ==========

              See notes to consolidated financial statements.



               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                      1997         1996
                                                      ----         ----
OPERATING ACTIVITIES:
  Net Earnings                                       $ 14,374     $  1,314
  Adjustments to reconcile
   net earnings to net cash provided by
   provided by operating activities:
    Depreciation and amortization                      39,284       35,867
    Provision for aircraft engine overhauls             2,987        2,994
    Deferred income taxes                               2,578         (893)
    Other                                              (1,252)      (1,048)
                                                     --------     --------
  CASH PROVIDED BY OPERATIONS                          57,971       38,234

    Change in:
      Receivables                                     (16,014)        (715)
      Inventories and prepaid expenses                 16,377        2,183
      Accounts payable                                 (5,473)     (10,049)
      Accrued expenses, salaries                        8,201          909
         and taxes payable                           --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            61,062       30,562

INVESTING ACTIVITIES:
  Additions to property and equipment                 (39,668)     (34,681)
  Dispositions of property and equipment                   47         --
  Expenditures for engine overhauls                    (2,585)      (3,861)
  Other                                                   260         (613)
                                                     --------     --------
  NET CASH USED IN INVESTING ACTIVITIES               (41,946)     (39,155)

FINANCING ACTIVITIES:
  Proceeds (payments) on bank notes, net              (43,000)       8,200
  Principal payments on debt                              (57)      (4,164)
  Proceeds from common stock issuance                     400          467
  Dividends paid                                       (1,597)      (1,653)
                                                     --------     --------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    (44,254)       2,850
                                                     --------     --------

NET DECREASE IN CASH                                  (25,138)      (5,743)

CASH AT JANUARY 1                                      35,816       17,906
                                                     --------     --------
CASH AT MARCH 31                                     $ 10,678     $ 12,163
                                                     ========     ========

              See notes to consolidated financial statements.



               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997(Unaudited)

NOTE A--SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 1997 presentation.

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                              March 31     December 31
                                                1997           1996
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $130,000       $145,000
  Notes payable                                15,500         43,500
  Senior notes                                200,000        200,000
  Revenue bonds                                13,200         13,200
  Other debt                                    8,036          8,093
                                             --------       --------
                                              366,736        409,793

Subordinated debt:
  Convertible subordinated debentures         115,000        115,000
                                             --------       --------
                                              115,000        115,000
                                             --------       --------
Total long-term debt                          481,736        524,793
Less current portion                              358            353
                                             --------       --------
                                             $481,378       $524,440
                                             ========       ========


NOTE C--EARNINGS PER COMMON SHARE:

Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Fully diluted earnings per share for the three months ended March 31, 1997, assumes conversion of the Company's convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of interest expense, net of applicable taxes was $15,438,418. Fully diluted earnings per common share are the same as net earnings per common share for the three month period ended March 31, 1996.

Average shares outstanding used in earnings per share computations were as follows:

                                                   Three Months Ended
                                                   ------------------
                                                        March 31
                                                        -------
                                                    1997       1996
                                                    ----       ----
AVERAGE SHARES OUTSTANDING:
  Primary                                          21,527       21,328
  Fully Diluted                                    24,869       21,328


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which will be effective for the Company's fourth quarter interim and fiscal 1997 earnings per share disclosures. SFAS No. 128 changes the calculation and disclosures of earnings per share as previously prescribed by APB Opinion No. 15. The adoption of this standard will not materially change earnings per share amounts disclosed in the Company's consolidated financial statements.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the first quarter of 1997 resulted in operating income and net earnings significantly higher than the first quarter of 1996, and stronger than they have been for some time. Steady growth in domestic shipments, and a growth rate in domestic revenue that exceeded the growth rate in shipments was a positive factor impacting operating results. In addition, the operating margins on international business continued to improve at a much faster rate than revenue.

Net earnings for the first quarter of 1997 were $14.4 million, or $0.67 per share, $0.62 per share on a fully diluted basis, compared to net earnings of $1.2 million, or $0.06 per share for the comparable period of 1996. First quarter 1996 results were negatively impacted by costs related to severe weather that occurred in that period.


The following table sets forth selected shipment and revenue data for the periods indicated:

                                        Three Months Ended March 31
                                        ---------------------------
                                            1997           1996
                                            ----           ----
Shipments (in thousands):
   Domestic
     Overnight                             39,639         35,674
     Next Afternoon Service                12,164          2,160
     Second Day Service                    15,809         24,537
     100 Lbs. And over                         74             73
                                           ------         ------
     Total Domestic                        67,686         62,444
                                           ------         ------
   International
     Express                                1,181          1,058
     All Other                                116            146
                                           ------         ------
   Total International                      1,297          1,204
                                           ------         ------
   Total Shipments                         68,983         63,648
                                           ======         ======
Average Pounds per Shipment:
   Domestic                                   4.3            4.5
   International                             50.0           58.4

Average Revenue per Pound:
   Domestic                                $ 1.92         $ 1.80
   International                           $ 1.41         $ 1.29

Average Revenue per Shipment:
   Domestic                                $ 8.29         $ 8.08
   International                           $72.02         $76.24


Total shipments increased 8.4% in the first quarter of 1997 compared to 17.1% in the first quarter of 1996. Total revenues increased 9.6% in the first quarter of 1997 compared to 12.8% in the first quarter of 1996.

Domestic shipments increased 8.4% in the first quarter of 1997 compared to 17.2% for the same period of 1996. The growth of higher yielding domestic Overnight shipments was 11.1% in the first quarter of 1997 compared to 12.8% in the first quarter of 1996. For the first quarter of 1997, Overnight service accounted for over 58.6% of total domestic shipments, compared to 57.1% for the first quarter of 1996. The Company's deferred service products increased 4.8% on a combined basis in the first quarter of 1997 compared to 23.7% in the first quarter of 1996. Beginning in 1995 and continuing into 1996, the Company redefined its deferred service product through the creation of two distinct levels of service, Next Afternoon Service (NAS) and Second Day Service (SDS), replacing the Select Delivery Service category. This redefinition was not completed until late 1996, which makes comparison of first quarter 1997 to 1996 for NAS and SDS categories on a separate basis not meaningful.

Domestic revenues increased 11.1% in the first quarter of 1997, compared to 14.5% in the first quarter of 1996. Domestic revenue growth continued to be positively impacted by a comparatively strong growth in higher yielding overnight shipments and the Company's continuing focus on yield enhancement. The average revenue per domestic shipment increased to $8.29 in the first quarter of 1997 compared to $8.08 in the comparable period of 1996. Steady growth in domestic shipments and a growth rate in domestic revenue that exceeded the growth rate in shipments had a significant positive impact on domestic operating margins in the first quarter of 1997. Also, first quarter 1997 revenues included approximately $4.9 million of fuel surcharge revenue, which was implemented on February 17, 1997 for most domestic business.

The Company is encouraged by the positive domestic yield environment as the Company and competitors are focused on improving operating margins. If sustained, this environment should have a positive effect through the balance of the year. The Company also expects to continue its focus on improving international margins.

The first quarter of 1997 had one less operating day than the first quarter of 1996. On a per-day basis, first quarter 1997 domestic revenues and shipments increased 13% and 10% respectively.

International shipments increased 7.7% in the first quarter of 1997 compared to 12.9% in the comparable quarter of 1996. International revenues increased 1.8% in the first quarter of 1997 compared to 4.6% in the first quarter of 1996. International revenue per shipment and the average weight per shipment decreased significantly as a result of the decrease in higher yielding freight shipments in the first quarter of 1997 compared to 1996. While growth in overall international shipments was modest, the operating margins on international business continued to improve at a much faster rate than revenue growth.

Operating expenses as a percentage of revenues were 95.1% for the first quarter of 1997 compared to 98.2% in the first quarter of 1996 and 96.8% for all of 1996. Operating cost per shipment handled decreased 2.2% for the first quarter of 1997 compared to a 3.6% decrease in the first quarter of 1996. The Company experienced a 7.3% improvement in productivity for the first quarter of 1997, as measured by shipments handled per paid employee hour, compared to a 3.2% improvement in first quarter of 1996. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 31.9% in the first quarter of 1997 compared to 33.9% in the comparable period of 1996. This decrease was primarily due to commercial airline costs which, although higher in total, were lower as a percentage of total revenues in the first quarter of 1997 due to the lower growth in international freight shipments discussed above. The suspension of the Federal Aviation Excise Tax reduced costs in the first quarter of 1996 by $5.5 million compared to a $4.3 million benefit in the first quarter of 1997. The Aviation Excise Tax moratorium was effective through March 6, 1997, subsequent to which the tax became effective once again.

Station and ground expense as a percentage of revenues was 30.5% in the first quarter of 1997 compared to 32.2% in the first quarter of 1996. This category of expense was negatively impacted during the first quarter of 1996 by the weather, resulting in lower productivity and additional costs.

Flight operations and maintenance expense as a percentage of revenues during the first quarter of 1997 was 15.8%, compared to 15.9% in the first quarter of 1996. The average aviation fuel price for the first quarter of 1997 was $0.82 per gallon compared to $0.70 per gallon in the first quarter of 1996. Aviation fuel consumption increased to 40.4 million gallons in the first quarter of 1997, a .4% increase over the first quarter of 1996. The higher fuel costs were offset by the revenue fuel surcharge discussed above and proceeds from fuel hedging contracts of approximately $1.7 million.

General and administrative expense as a percentage of revenues during the first quarter of 1997 was 7.9% compared to 7.2% in the first quarter of 1996. This increase was primarily due to approximately $4.3 million of incremental accrued profit sharing and bonus costs in the first quarter of 1997 compared to the first quarter of 1996. The increase is a result of the improved operating results in 1997.

Sales and marketing expenses decreased as a percentage of revenues in the first quarter of 1997 to 2.5% compared to 2.6% in the comparable period of 1995. This was primarily the result of continuing productivity gains and a strong focus on all discretionary spending.

The increase in depreciation and amortization expense in the first quarter of 1997 is due in large part to the increased number of aircraft in service since the first quarter of 1996.

Interest expense in the first quarter of 1997 was only slightly higher than the same period of 1996, but was lower as a percentage of revenues. The average outstanding borrowings and overall interest rates on borrowings during the first quarter of 1997 were comparable to the first quarter of 1996.

The Company's effective tax rate was 39.8% in the first quarter of 1997 compared to 44.8% in the first quarter of 1996 and 40.3% for all of 1996. The higher effective tax rate for the first quarter of 1996 was a result of certain taxes that are not directly related to the level of earnings, resulting in a higher rate in periods of lower earnings.

LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $220 million in 1997, of which a significant portion is related to the acquisition and modification of aircraft. During the first quarter of 1997, total capital expenditures net of dispositions were $39.6 million. The principal source of liquidity for financing capital expenditures during the first quarter of 1997 was cash provided by operations.

The Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At March 31, 1997, a total of $145.5 million was outstanding under the revolving bank credit and money market credit lines.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1997 operations should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1997.


                        PART II. OTHER INFORMATION
                        --------------------------

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 27   Financial Data Schedule

     (b) Reports on form 8-K - A Form 8-K dated April 22, 1997, has been duly filed. The form included the following information:

          (1)  Election of Directors for terms expiring in 2000.

          (2) Approval of the selection of Deloitte & Touche LLP as the independent public accountants for the ensuing year.

          (3)  Declared dividends on common stock.



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

Date:     5/14/97                       /s/Roy C. Liljebeck
          -------                       --------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:     5/14/97                       /s/Lanny H. Michael
          -------                       -------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
