Form 10-Q
period 1997-06-30
AIRBORNE FREIGHT CORP /DE/
filed 1997-08-13
CIK 3000

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1997

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

     Common Stock, par value $1 per share

     Outstanding (net of 275,150 treasury shares)
        as of June 30, 1997                            21,410,329 shares
                                                       -----------------

                  AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                          Three Months Ended            Six Months Ended
                                          ------------------            ----------------
                                                June 30                      June 30
                                                -------                      -------
                                           1997        1996            1997          1996
                                           ----        ----            ----          ----
REVENUES:
  Domestic                               $611,999      $524,055     $1,174,110      $1,030,176
  International                           100,785        98,343        194,196         190,131
                                         --------      --------     ----------      ----------
                                          712,784       622,398      1,368,306       1,220,307

OPERATING EXPENSES:
  Transportation purchased                228,663       207,207        437,553         409,739
  Station and ground operations           210,856       193,346        411,106         385,663
  Flight operations and maintenance       100,913        92,973        204,696         187,742
  General and administrative               57,271        47,903        109,100          91,165
  Sales and marketing                      17,901        15,030         34,079          30,478
  Depreciation and amortization            42,210        40,124         84,481          78,985
                                         --------      --------     ----------      ----------
                                          657,814       596,583      1,281,015       1,183,772
                                         --------      --------     ----------      ----------
  EARNINGS FROM OPERATIONS                 54,970        25,815         87,291          36,535

INTEREST, NET                               8,049         8,191         16,496          16,532
                                         --------      --------     ----------      ----------
  EARNINGS BEFORE INCOME TAXES             46,921        17,624         70,795          20,003

INCOME TAXES                               18,634         6,935         28,134           8,000
                                         --------      --------     ----------      ----------
  NET EARNINGS                             28,287        10,689         42,661          12,003

PREFERRED STOCK DIVIDENDS                      --            68             --             136
                                         --------      --------     ----------      ----------
  NET EARNINGS AVAILABLE                 $ 28,287      $ 10,621     $   42,661      $   11,867
    TO COMMON SHAREHOLDERS               ========      ========     ==========      ==========

NET EARNINGS PER COMMON SHARE:
  Primary                                $   1.30      $    .50     $     1.97      $      .56
                                         ========      ========     ==========      ==========
  Fully Diluted                          $   1.17      $    .48     $     1.78      $      .56
                                         ========      ========     ==========      ==========
DIVIDENDS PER COMMON SHARE               $   .075      $   .075     $      .15      $      .15
                                         ========      ========     ==========      ==========

                 See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                June 30      December 31
                                                -------      -----------
                                                  1997           1996
                                                  ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   13,857     $   35,816
  Trade accounts receivable,
    less allowance of $8,855 and $8,345          306,753        287,515
  Spare parts and fuel inventory                  37,734         34,761
  Deferred income tax assets                      14,646         15,012
  Prepaid expenses and other                      28,781         42,118
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        401,771        415,222

PROPERTY AND EQUIPMENT, NET                      865,005        866,627

EQUIPMENT DEPOSITS and OTHER ASSETS               24,222         25,573
                                              ----------     ----------
TOTAL ASSETS                                  $1,290,998     $1,307,422
                                              ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  138,376     $  139,036
  Salaries, wages and related taxes               61,465         63,835
  Accrued expenses                                88,558         68,759
  Income taxes payable                             5,658          1,782
  Current portion of debt                            365            353
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   294,422        273,765

LONG-TERM DEBT                                   320,285        409,440
SUBORDINATED DEBT                                115,000        115,000
DEFERRED INCOME TAX LIABILITIES                   50,837         40,816
OTHER LIABILITIES                                 36,708         36,571
SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares,
   no shares issued
  Common stock, par value $1 per share -
   Authorized 60,000,000 shares
   Issued 21,685,479 and 21,621,596 shares        21,686         21,622
  Additional paid-in capital                     192,675        190,405
  Retained earnings                              260,233        220,774
                                              ----------     ----------
                                                 474,594        432,801
  Treasury stock, 275,150 and 315,150
   shares, at cost                                  (848)          (971)
                                              ----------     ----------
                                                 473,746        431,830
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,290,998     $1,307,422
                                              ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                     ----------------
                                                          June 30
                                                     ----------------
                                                     1997        1996
                                                     ----        ----
OPERATING ACTIVITIES:
 Net Earnings                                      $ 42,661   $ 12,003
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                     78,116     72,965
   Provision for aircraft engine overhauls            6,365      6,020
   Deferred income taxes                             10,387        211
   Other                                                229        147
                                                   --------   --------
     CASH PROVIDED BY OPERATIONS                    137,758     91,346
   Change in:
    Receivables                                     (19,238)    (3,667)
    Inventories and prepaid expenses                 (7,636)     1,108
    Accounts payable                                   (660)   (13,385)
    Accrued expenses, salaries & taxes payable       22,405      6,032
                                                   --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      132,629     81,434

INVESTING ACTIVITIES:
 Additions to property and equipment                (78,716)   (85,621)
 Proceeds from insurance on aircraft accident        18,000         --
 Dispositions of property and equipment               2,615         52
 Expenditures for engine overhauls                   (6,036)    (6,966)
 Other                                                  537       (998)
                                                   --------   --------
     NET CASH USED IN INVESTING ACTIVITIES          (63,600)   (93,533)

FINANCING ACTIVITIES:
 Proceeds (payments) on bank notes, net             (89,000)    14,200
 Principal payments on debt                            (143)    (4,912)
 Proceeds from common stock issuance                  1,357        574
 Dividends paid                                      (3,202)    (3,307)
                                                   --------   --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      (90,988)     6,555
                                                   --------   --------
NET DECREASE IN CASH                                (21,959)    (5,544)

CASH AT JANUARY 1                                    35,816     17,906
                                                   --------   --------
CASH AT JUNE 30                                    $ 13,857   $ 12,362
                                                   ========   ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1997
                                (Unaudited)

NOTE A - SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 1997 presentation.

NOTE B - LONG-TERM DEBT:

Long-term debt consists of the following:
                                              June 30      December 31
                                              -------      -----------
                                                1997           1996
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                        $ 75,000       $145,000
  Notes payable                                  24,500         43,500
  Senior notes                                  200,000        200,000
  Revenue bonds                                  13,200         13,200
  Other debt                                      7,950          8,093
                                               --------       --------
                                                320,650        409,793
Subordinated debt:
  Convertible subordinated debentures           115,000        115,000
                                               --------       --------
Total long-term debt                            435,650        524,793
Less current portion                                365            353
                                               --------       --------
                                               $435,285       $524,440
                                               ========       ========

NOTE C - EARNINGS PER COMMON SHARE:

Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Fully diluted earnings per share for the three months and six months ended June 30, 1997, assumes conversion of the Company's convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of interest expense, net of applicable taxes, relative to the assumed conversion was $29,352,000 for the three month period and $44,791,000 for the six month period.

Fully diluted earnings per share for the three months ended June 30, 1996, assumes conversion of the Company's redeemable preferred stock and convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of preferred stock dividends and interest expense, net of applicable taxes, relative to the assumed conversion was $11,753,000 for the three month period. Fully diluted earnings per share for the six month period ended June 30, 1996 was the same a primary earnings per share.

Average shares outstanding used in earnings per share computations were as follows:
                              Three Months Ended     Six Months Ended
                              ------------------     ----------------
                                   June 30               June 30
                                   -------               -------
                               1997       1996       1997       1996
                               ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING
  Primary                     21,828       21,316     21,690     21,321
  Fully Diluted               25,182       24,728     25,142     21,322


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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the second quarter and the first six months of 1997 resulted in record earnings and operating income and net earnings significantly higher than the comparable periods of 1996. Strong growth in domestic shipments, a growth rate in domestic revenue that exceeded the growth rate in shipments, and a domestic fuel surcharge were positive factors impacting operating results

Net earnings available to common shareholders for the second quarter of 1997 were $28.3 million, or $1.30 per share on revenues of $713 million, compared to $10.6 million, or $.50 per share on revenues of $622 million, for the second quarter of 1996. Net earnings for the first six months of 1997 were $42.7 million, or $1.97 per share on revenues of $1.368 billion, compared to $11.9 million, or $.56 per share on revenues of $1.220 billion for the corresponding period in 1996.

Earnings per share on a fully diluted basis for the second quarter of 1997 and 1996 were $1.17 and $.48, respectively, and for the first six months of 1997 were $1.78 compared to $.56 for the corresponding period in 1996.

The following table sets forth selected shipment and revenue data for the periods indicated:
                                  Three Months Ended                  Six Months Ended
                                  ------------------                  ----------------
                                       June 30                             June 30
                                       --------             %              -------              %
                                  1997         1996       Change      1997         1996       Change
                                  ----         ----       ------      ----         ----       ------
Shipments (in thousands):
  Domestic
    Overnight                    42,287          36,105    17.1%     81,926          71,779    14.1%

    Next Afternoon Service       13,717           5,938    N/M       25,881           8,098    N/M
    Second Day Service           16,657          21,165    N/M       32,466          45,702    N/M
                                 ------          ------              ------          ------
      Total Deferred Services    30,374          27,103    12.1%     58,347          53,800     8.5%
    100 Lbs. & Over                  80              75     6.7%        154             148     4.1%
                                 ------          ------             -------         -------
  Total Domestic                 72,741          63,283    14.9%    140,427         125,727    11.7%
                                 ------          ------             -------         -------
  International
    Express                       1,271           1,129    12.6%      2,452           2,187    12.1%
    Freight                         122             150   (18.7)%       238             296   (19.6)%
                                 ------          ------             -------         -------
  Total International             1,393           1,279     8.9%      2,690           2,483     8.3%
                                 ------          ------             -------         -------
  Total Shipments                74,134          64,562    14.8%    143,117         128,210    11.6%
                                 ======          ======             =======         =======
Average Pounds per Shipment:
  Domestic                         4.31            4.46    (3.4)%      4.31            4.45    (3.2)%
  International                   53.63           57.22    (6.3)%     51.88           57.80   (10.2)%

Average Revenue per Pound:
  Domestic                        $1.94           $1.82     6.6%      $1.93           $1.81     6.6%
  International                   $1.32           $1.32     0.0%      $1.37           $1.30     5.4%

Average Revenue per Shipment:
  Domestic                        $8.40          $ 8.25     1.8%      $8.35          $ 8.17     2.2%
  International                  $72.35          $76.89    (5.9)%    $72.19          $76.57    (5.7)%


Domestic revenue growth for the second quarter and first half of 1997 continued to be positively impacted by strong growth in higher yielding overnight shipments and the Company's continuing focus on yield enhancement. Domestic revenues increased 16.8% in the second quarter of 1997 and 14.0% for the first half of 1997 compared to the corresponding periods in 1996. The average revenue per domestic shipment increased 1.8% to $8.40 in the second quarter of 1997 compared to the second quarter of 1996.

Domestic revenues included $15.5 million of fuel surcharge revenue in the first half of 1997, including $10.6 million in the second quarter of 1997. The fuel surcharge was implemented on February 17, 1997 for most domestic business and was repealed effective July 1, 1997. This fuel surcharge revenue accounted for approximately $.11 per domestic shipment and approximately $.36 per primary share ($.31 fully diluted) in the first half of 1997.

Overnight shipments accounted for over 58.3% of total domestic shipments in the first half of 1997 compared to 57.1% for the first half of 1996. The higher yielding overnight shipments increased 17.1% and 14.1% in the second quarter of 1997 and in the first half of 1997, respectively, compared to comparable 1996 periods. The strong growth in the overnight product had a positive impact on domestic revenue growth. The Company's deferred service products increased 8.5% on a combined basis in the first half of 1997 compared to 21.5% in the corresponding period of 1996. Beginning in 1995 and continuing into 1996, the Company redefined its deferred service product through the creation of two distinct levels of service, Next Afternoon Service (NAS) and Second Day Service (SDS), replacing the Select Delivery Service category. This redefinition was not completed until late 1996, which makes comparison of separate NAS and SDS results for the first half 1997 to 1996 not meaningful.

International shipments increased 8.9% and 8.3% in the second quarter and first six months of 1997, respectively, compared to the same periods in 1996. International revenues grew 2.5% in the second quarter of 1997 and 2.1% in the first half of 1997 compared to the prior year. International revenue per shipment and the average weight per shipment decreased as a result of the decrease in higher yielding freight shipments in the second quarter and the first half of 1997 compared to 1996

Operating expenses as a percentage of revenues were 93.6% for the first six months of 1997 compared to 97.0% in the first six months of 1996 and 96.8% for all of 1996. Operating cost per shipment handled decreased 3.0% to $8.95 for the first six months 1997 compared to the first six months of 1996. The operating cost per shipment for the second quarter of 1997 decreased 4.0% to $8.87, compared to the second quarter of 1996 while operating expense as a percentage of revenues decreased to 92.3%. The operating margin of 7.7% in the second quarter of 1997 was the highest in a number of years.

The Company experienced a 9.0% improvement in productivity for the second quarter of 1997, compared to the second quarter of 1996, as measured by shipments handled per paid employee hour while productivity improvement for the first half of the year improved approximately 8.2% over the corresponding period of 1996. Very strong productivity improvement and continued emphasis on cost control were significant factors having a positive impact on 1997 operating results. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 32.0% in the first six months of 1997 compared to 33.6% in the comparable period of 1996. This decrease was primarily due to commercial airline costs which, although higher in total, were lower as a percentage of total revenues in the first half of 1997 due to the lower growth in international freight shipments discussed above. The suspension of the Federal Aviation Excise Tax reduced costs in the first half of 1996 by $11.0 million compared to a $4.3 million benefit in the first half of 1997. The Aviation Excise Tax moratorium was effective through March 6, 1997, subsequent to which the tax became effective once again.

Station and ground expense as a percentage of revenues was 30.0% in the first half of 1997 compared to 31.6% in the first half of 1996. For the second quarter of 1997, this category of expense as a percentage of revenues was 29.6% compared to 31.1% in 1996. This category of expense was negatively impacted during the first quarter of 1996 by the weather, resulting in lower productivity and additional costs.

Flight operations and maintenance expense as a percentage of revenues during the first half of 1997 was 15.0%, compared to 15.4% in the first six months of 1996, and was 14.2% in the second quarter of 1997 compared to 14.9% in 1996. The average aviation fuel price for the first six months and second quarter of 1997 was $.76 per gallon and $.70 per gallon, respectively, compared to $.71 per gallon and $.73 per gallon for the comparable periods of 1996. Aviation fuel consumption increased to 81.2 million gallons in the first half of 1997, a 2.3% increase over the first half of 1996.

General and administrative expense as a percentage of revenues during the first half of 1997 was 8.0% compared to 7.5% in the first half of 1996. This increase was primarily due to approximately $10.4 million of incremental accrued profit sharing and bonus costs in the first half of 1997 compared to the corresponding period of 1996. The increase is a result of the improved operating results in 1997.

The increase in depreciation and amortization expense in the first half of 1997 is due in large part to the increased number of aircraft in service since the first half of 1996.

The Company's effective tax rate was 39.7% in the first half of 1997 compared to 40.0% in the first half of 1996 and 40.3% for all of 1996.

The Company is encouraged by the positive domestic yield environment as the Company and competitors are focused on improving operating margins. If sustained, this environment should have a positive effect through the balance of the year. The Company also expects to continue its focus on improving international margins. Further, the strength of the U.S. economy will have an impact on the results of operations for the balance of 1997.

As disclosed in the Company's 1996 Annual Report on Form 10-K, the Company's agreement with its pilots became amendable on July 31, 1995. The Company concluded negotiations with the pilot's during the second quarter and an amended agreement, effective through July 31, 2000, was ratified and signed on June 25, 1997. The Company had made adequate accruals in previous periods to cover the cost of the agreement retroactive to July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES:

Capital expenditures and associated financing continue to be the primary factors affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $215 million in 1997, of which a significant portion is related to the acquisition and modification of aircraft. During the first six months of 1997, total capital expenditures net of dispositions were $76 million. The principal source of liquidity for funding capital expenditures during the first six months of 1997 was cash provided by operations which was $133 million compared to $81 million for the same period of 1996.

The Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. At June 30, 1997, a total of $99.5 million was outstanding under the revolving bank credit and money market credit lines.

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

Item 6.   Exhibits and Reports or Form 8-K.

     (a)  Exhibits -
          Exhibit No. 27 - Financial Data Schedule

                                SIGNATURES
                                ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AIRBORNE FREIGHT CORPORATION
                                        ----------------------------
                                                  (Registrant)


Date:               8/13/97             /s/Roy C. Liljebeck
                    -------             -------------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:               8/13/97             /s/Lanny H. Michael
                    -------             -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
