Form 10-Q
period 1997-09-30
AIRBORNE FREIGHT CORP /DE/
filed 1997-11-13
CIK 3000

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1997

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

     Common Stock, par value $1 per share

     Outstanding (net of 265,150 treasury shares)
          as of September 30, 1997                24,879,754 shares
                                                  -----------------

                  AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                        Three Months Ended          Nine Months Ended
                                        ------------------          -----------------
                                           September 30               September 30
                                        ------------------          -----------------
                                        1997         1996           1997        1996
                                        ----         ----           ----        ----
REVENUES:
  Domestic                            $687,549    $522,040       $1,861,659  $1,552,216
  International                        101,049      89,987          295,245     280,118
                                      --------    --------       ----------  ----------
                                       788,598     612,027        2,156,904   1,832,334

OPERATING EXPENSES:
  Transportation purchased             242,521     201,744          680,074     611,483
  Station and ground operations        224,945     194,688          636,051     580,351
  Flight operations and maintenance    110,949      97,301          315,645     285,043
  General and administrative            64,842      44,937          173,942     136,102
  Sales and marketing                   19,742      14,694           53,821      45,172
  Depreciation and amortization         41,688      42,239          126,169     121,224
                                      --------    --------       ----------  ----------
                                       704,687     595,603        1,985,702   1,779,375
                                      --------    --------       ----------  ----------

     EARNINGS FROM OPERATIONS           83,911      16,424          171,202      52,959
INTEREST, NET                            7,026       8,343           23,522      24,875
                                      --------    --------       ----------  ----------
     EARNINGS BEFORE INCOME TAXES       76,885       8,081          147,680      28,084

INCOME TAXES                            30,266       3,370           58,400      11,370
                                      --------    --------       ----------  ----------
     NET EARNINGS                       46,619       4,711           89,280      16,714
PREFERRED STOCK DIVIDENDS                   --          69               --         205
                                      --------    --------       ----------  ----------
     NET EARNINGS AVAILABLE           $ 46,619    $  4,642       $   89,280  $   16,509
        TO COMMON SHAREHOLDERS        ========    ========       ==========  ==========

NET EARNINGS PER COMMON SHARE
   Primary                            $   2.05    $    .22       $     4.04  $      .78
                                      ========    ========       ==========  ==========
   Fully Diluted                      $   1.87    $    .22       $     3.64  $      .78
                                      ========    ========       ==========  ==========
DIVIDENDS PER COMMON SHARE            $   .075    $   .075       $     .225  $     .225
                                      ========    ========       ==========  ==========

                 See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                September 30   December 31
                                                ------------   -----------
                    ASSETS                          1997           1996
                    ------                          ----           ----
                                                (Unaudited)
CURRENT ASSETS:
  Cash                                          $   22,156     $   35,816
  Trade accounts receivable, less
      allowance of $10,040 and $8,345              345,374        287,515
  Spare parts and fuel inventory                    36,693         34,761
  Deferred income tax assets                        14,772         15,012
  Prepaid expenses and other                        24,946         42,118
                                                ----------     ----------
     TOTAL CURRENT ASSETS                          443,941        415,222

PROPERTY AND EQUIPMENT, NET                        880,286        866,627

EQUIPMENT DEPOSITS and OTHER ASSETS                 24,524         25,573
                                                ----------     ----------
TOTAL ASSETS                                    $1,348,751     $1,307,422
                                                ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                              $  137,973     $  139,036
  Salaries, wages and related taxes                 65,548         63,835
  Accrued expenses                                 103,470         68,759
  Income taxes payable                              14,046          1,782
  Current portion of debt                              371            353
                                                ----------     ----------
     TOTAL CURRENT LIABILITIES                     321,408        273,765

LONG-TERM DEBT                                     291,889        409,440
SUBORDINATED DEBT                                       --        115,000
DEFERRED INCOME TAX LIABILITIES                     58,479         40,816
OTHER LIABILITIES                                   38,491         36,571

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 60,000,000 shares
    Issued 25,114,904 and 21,621,596 shares         25,115         21,622
  Additional paid-in capital                       309,026        190,405
  Retained earnings                                305,160        220,774
                                                ----------     ----------
                                                   639,301        432,801
  Treasury stock, 265,150 and 315,150
   shares, at cost                                    (817)          (971)
                                                ----------     ----------
                                                   638,484        431,830
                                                ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,348,751     $1,307,422
                                                ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                       Nine Months Ended
                                                       -----------------
                                                          September 30
                                                        ----------------
                                                       1997         1996
                                                       ----         ----
OPERATING ACTIVITIES:
  Net Earnings                                       $ 89,280    $ 16,714
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization                    116,303     112,186
     Provision for aircraft engine overhauls            9,866       9,038
     Deferred income taxes                             17,903       1,727
     Other                                              2,411       1,363
                                                     --------    --------
  CASH PROVIDED BY OPERATIONS                         235,763     141,028

     Change in:
       Receivables                                    (57,859)     (1,878)
       Inventories and prepaid expenses                (2,760)      2,239
       Accounts payable                                (1,063)    (21,117)
       Accrued expenses, salaries and taxes payable    49,788       7,339
                                                     --------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           223,869     127,611

INVESTING ACTIVITIES:
  Additions to property and equipment                (135,433)   (135,491)
  Disposition of property and equipment                 4,425         141
  Proceeds from insurance on aircraft accident         18,000          --
  Expenditures for engine overhauls                    (8,821)    (10,218)
  Other                                                   214        (916)
                                                     --------    --------
  NET CASH USED IN INVESTING ACTIVITIES              (121,615)   (146,484)

FINANCING ACTIVITIES:
  Proceeds (payments) on bank notes, net             (117,300)     21,700
  Principal payments on debt                             (316)     (5,576)
  Proceeds from common stock issuance                   6,596         569
  Dividends paid                                       (4,894)     (4,961)
                                                     --------    --------
  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES   (115,914)     11,732
                                                     --------    --------

NET DECREASE IN CASH                                  (13,660)     (7,141)

CASH AT JANUARY 1                                      35,816      17,906
                                                     --------    --------
CASH AT SEPTEMBER 30                                 $ 22,156    $ 10,765
                                                     ========    ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997
                                (Unaudited)

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

NOTE B - LONG-TERM DEBT:

Long-term debt consists of the following:
                                            September 30   December 31
                                            ------------   ------------
                                                1997           1996
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $  40,000    $ 145,000
  Notes payable                                 31,200       43,500
  Senior notes                                 200,000      200,000
  Revenue bonds                                 13,200       13,200
  Other debt                                     7,860        8,093
                                             ---------    ---------
                                               292,260      409,793
Subordinated debt:
  Convertible subordinated debentures               --      115,000
                                             ---------    ---------
Total long-term debt                           292,260      524,793
Less current portion                               371          353
                                             ---------    ---------
                                             $ 291,889    $ 524,440
                                             =========    =========

In August 1997, the Company called for the redemption of its 6 3/4% convertible subordinated debentures due in 2001, of which approximately $114.6 million was outstanding. The conversion of common shares during the quarter resulted in the issuance of 3,236,938 shares of common stock as substantially all debenture holders elected conversion rather than redemption.


NOTE C - EARNINGS PER COMMON SHARE:

Primary earnings per common share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Fully diluted earnings per share for the three and nine months ended September 30, 1997 assumes conversion of the Company's convertible subordinated debentures as of the beginning of the period as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of interest expense, net of applicable taxes, relative to the assumed conversion was $47,459,000 for the three month period and $92,249,000 for the nine month period.

Fully diluted earnings per share for the three months and nine months ended September 30, 1996 were the same as primary earnings per share.

Average shares outstanding used in earnings per share computations were as follows:
                               Three Months Ended   Nine Months Ended
                               ------------------   -----------------
                                  September 30         September 30
                                  ------------         ------------
                                1997       1996       1997       1996
                                ----       ----       ----       ----
AVERAGE SHARES OUTSTANDING
   Primary                      22,759     21,253     22,079     21,299
   Fully Diluted                25,414     21,253     25,372     21,300


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which will be effective for the Company's fourth quarter interim and fiscal 1997 earnings per share disclosures. SFAS No. 128 changes the calculation of earnings per share as previously prescribed by APB Opinion No. 15 and requires the related disclosure of basic and diluted earnings per share.

Earnings per share would have been as follows if provisions of this standard had been adopted as of September 30, 1997:
                               Three Months Ended    Nine Months Ended
                               ------------------    ------------------
                                  September 30          September 30
                                  ------------          ------------
                                1997       1996       1997       1996
                                ----       ----       ----       ----
EARNINGS PER SHARE
   Basic                        $2.10      $ .22      $4.13      $ .78
   Diluted                      $1.87      $ .22      $3.67      $ .78


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the third quarter and the first nine months of 1997 resulted in record operating income and net earnings which were significantly higher than the comparable periods of 1996. Strong growth in domestic shipments and a growth rate in domestic revenues that exceeded the growth rate in shipments were positive factors impacting year to date 1997 operating results. Additionally, the Company realized a positive financial impact during the third quarter as a result of a strike at United Parcel Service (UPS) during August 1997.

Net earnings available to common shareholders for the third quarter of 1997 were $46.6 million, or $2.05 per share on revenues of $789 million, compared to $4.6 million, or $0.22 per share on revenues of $612 million, for the third quarter of 1996. Net earnings for the first nine months of 1997 were $89.3 million, or $4.04 per share on revenues of $2.157 billion compared to $16.5 million, or $0.78 per share on revenues of $1.832 billion for the corresponding period in 1996.

Earnings per share on a fully diluted basis for the third quarter of 1997 and 1996 were $1.87 and $0.22, respectively, and for the first nine months of 1997, were $3.64 compared to $0.78 for the corresponding period in 1996.

The following table sets forth selected shipment and revenue data for the periods indicated:
                                  Three Months Ended                  Nine Months Ended
                                  ------------------                  -----------------
                                     September 30                        September 30
                                     ------------           %            -----------            %
                                  1997         1996       Change      1997         1996       Change
                                  ----         ----       ------      ----         ----       ------
Shipments (in thousands):
  Domestic
    Overnight                    45,675          36,522    25.1%    127,601         108,301    17.8%
    Next Afternoon Service       14,026           8,796    N/M       39,907          16,894    N/M
    Second Day Service           19,482          17,577    N/M       51,948          63,279    N/M
    100 Lbs. & Over                  96              73    31.5%        250             221    13.1%
                                 ------          ------             -------         -------
      Total Domestic             79,279          62,968    25.9%    219,706         188,695    16.4%
                                 ------          ------             -------         -------
  International
    Express                       1,351           1,124    20.2%      3,803           3,311    14.9%
    Freight                         118             127    (7.1)%       356             423   (15.8)%
                                 ------          ------             -------         -------
  Total International             1,469        1,251       17.4%      4,159           3,734    11.4%
                                 ------          ------             -------         -------
  Total Shipments                80,748          64,219    25.7%    223,865         192,429    16.3%
                                 ======          ======             =======         =======
Average Pounds per Shipment:
  Domestic                         4.71            4.43     6.3%       4.45            4.45     --
  International                   50.32           51.77    (2.8)%     51.33           55.78    (8.0)%

Average Revenue per Pound:
  Domestic                        $1.82           $1.84    (1.1)%     $1.89           $1.82     3.8%
  International                   $1.34           $1.38    (2.9)%     $1.36           $1.33     2.3%

Average Revenue per Shipment:
  Domestic                        $8.67           $8.26     5.0%      $8.46           $8.20     3.2%
  International                  $68.79          $71.93    (4.4)%    $70.99          $75.02    (5.4)%


As the result of a strike at UPS during August, the Company's operating results in the third quarter of 1997 were positively impacted by the additional shipment volume handled. The Company estimates the incremental revenues realized were $50 to $55 million, and that the impact in earnings per share was in the range of $0.60 to $0.70. It must be emphasized that these are estimates that can only be arrived at by assuming what level of business the Company would have handled had there been no strike at UPS.

Domestic revenues in the first nine months of 1997 included $15.5 million of fuel surcharge revenue realized in the first half of 1997. The fuel surcharge was implemented on February 17, 1997 for most domestic business and was repealed effective July 1, 1997. This fuel surcharge revenue accounted for approximately $0.36 per primary share ($0.31 fully diluted) in the first nine months of 1997.

The operating results and trends discussed below include the impacts related to the strike and the fuel surcharge. Even without the net benefit of these events, however, operating results for the third quarter and for the first nine months of 1997 trended significantly higher than 1996.

Domestic revenue growth for the third quarter and first nine months of 1997 continued to be positively impacted by strong growth in higher yielding overnight shipments and the Company's continuing focus on yield enhancement. Domestic revenues increased 31.7% in the third quarter of 1997 and 19.9% for the first nine months of 1997 compared to the corresponding periods in 1996. The average revenue per domestic shipment increased 5.0% to $8.67 in the third quarter of 1997 compared to the third quarter of 1996.

Overnight shipments accounted for over 58.1% of total domestic shipments in the first nine months of 1997 compared to 57.4% for the first nine months of 1996. The higher yielding overnight shipments increased 25.1% and 17.8% in the third quarter of 1997 and in the first nine months of 1997, respectively, compared to comparable 1996 periods. The strong growth in the overnight product had a positive impact on domestic revenue growth.
The Company's deferred service products increased 14.6% on a combined basis in the first nine months of 1997 compared to 18.7% in the corresponding period of 1996. Beginning in 1995 and continuing into 1996, the Company redefined its deferred service product through the creation of two distinct levels of service, Next Afternoon Service (NAS) and Second Day Service
(SDS), replacing the Select Delivery Service category. This redefinition was not completed until late 1996, which makes comparison of separate NAS and SDS results for the first nine months 1997 to 1996 not meaningful.

International shipments increased 17.4% and 11.4% in the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. International revenues grew 12.3% in the third quarter of 1997 and 5.4% in the first nine months of 1997 compared to the prior year. International revenue per shipment and the average weight per shipment decreased as a result of the decrease in higher yielding freight shipments in the third quarter and the first nine months of 1997 compared to 1996.

Operating expenses as a percentage of revenues were 92.1% for the first nine months of 1997 compared to 97.1% in the first nine months of 1996 and 96.8% for all of 1996. Operating cost per shipment handled decreased 4.1% to $8.87 for the first nine months 1997 compared to the first nine months of 1996. The operating cost per shipment for the third quarter of 1997 decreased 5.9% to $8.73, compared to the third quarter of 1996 while operating expense as a percentage of revenues decreased to 89.4%.

The Company experienced a 14.2% improvement in productivity for the third quarter of 1997, compared to the third quarter of 1996, as measured by shipments handled per paid employee hour while productivity improvement for the first nine months of the year improved approximately 10.3% over the corresponding period of 1996. Very strong productivity improvement and continued emphasis on cost control, along with the added volume from the

UPS strike, were significant factors having a positive impact on 1997 operating results. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 31.5% in the first nine months of 1997 compared to 33.4% in the comparable period of 1996. This decrease was primarily due to commercial airline costs which, although higher in total, were lower as a percentage of total revenues in the first nine months of 1997 due to the lower growth in international freight shipments discussed above. The suspension of the Federal Aviation Excise Tax reduced costs in the first nine months of 1996 by $14.7 million compared to a $4.3 million benefit in the first nine months of 1997. The Aviation Excise Tax moratorium in 1997 was effective through March 6, 1997, subsequent to which the tax became effective once again.

Flight operations and maintenance expense as a percentage of revenues during the first nine months of 1997 was 14.6%, compared to 15.6% in the first nine months of 1996, and 14.1% in the third quarter of 1997 compared to 15.9% in 1996. The average aviation fuel price for the first nine months and third quarter of 1997 was $0.74 per gallon and $0.70 per gallon, respectively, compared to $0.72 per gallon and $0.73 per gallon for the comparable periods of 1996. Aviation fuel consumption increased to 125.1 million gallons in the first nine months of 1997, a 5.2% increase over the first nine months of 1996.

General and administrative expense as a percentage of revenues during the first nine months of 1997 was 8.1% compared to 7.4% in the first nine months of 1996. This increase was primarily due to approximately $18.2 million of incremental accrued profit sharing costs in the first nine months of 1997 compared to the corresponding period of 1996. The increase is a result of the improved operating results in 1997.

The Company's effective tax rate was 39.5% in the first nine months of 1997 compared to 40.5% in the first nine months of 1996 and 40.3% for all of 1996. The Company anticipates the annual effective tax rate for 1997 will be comparable to that experienced for the first nine months.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations has increased significantly for the first nine months of 1997 to $236 million, compared to $141 million in the first nine months of 1996. This increased liquidity is primarily the result of the significant increase in profitability in 1997.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $215 million in 1997. During the first nine months of 1997, total capital expenditures net of dispositions were $131 million. Cash provided by operations was the primary source for funding capital expenditures.

In 1997, the Company's strong operating cashflow has become the major source of liquidity, whereas, the Company's $250 million unsecured revolving bank credit agreement has traditionally been used as the major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. Reliance on the bank facilities has decreased commensurately, with a total of $71.2 million outstanding at September 30, 1997, compared to $188.5 million outstanding at December 31, 1996 under the revolving bank credit and money market credit lines.

In August 1997, the Company called for the redemption of its 6-3/4% convertible subordinated debentures due 2001, of which $114.6 million was outstanding. Substantially all of the debenture holders elected conversion to common stock rather than redemption.

As a result of this conversion, the Company's ratio of total long-term debt to capital decreased significantly to 29.5% as of September 30, 1997, compared to 52.6% at December 31, 1996.

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

Date:                11/13/97             /s/Roy C. Liljebeck
                     --------             -------------------
                                          Roy C. Liljebeck
                                          Executive Vice President,
                                          Chief Financial Officer


Date:                11/13/97             /s/Lanny H. Michael
                     --------             -------------------
                                          Lanny H. Michael
                                          Senior Vice President,
                                          Treasurer and Controller
