Form 10-K405
period 1997-12-31
AIRBORNE FREIGHT CORP /DE/
filed 1998-03-27
CIK 3000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     --------------------------------
                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

    For the fiscal year ended           Commission file number
        December 31, 1997                       1-6512

                    ----------------------------------

                       AIRBORNE FREIGHT CORPORATION
          (Exact name of registrant as specified in its charter)

            Delaware                          91-0837469
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

     As of February 23, 1998, 50,116,274 shares (net of 512,078 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $1,873,316,338.(1)

                    Documents Incorporated by Reference

     Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

     Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held April 28, 1998 are incorporated by reference into
Part III.





(1) Excludes value of shares of Common Stock held of record by non-employee directors and executive officers at February 23, 1998. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.
                       AIRBORNE FREIGHT CORPORATION
                       1997 FORM 10-K ANNUAL REPORT

                             Table of Contents

                                                               Page
                                                               ----
          Part I

Item 1.   Business                                               1
Item 2.   Properties                                             9
Item 3.   Legal Proceedings                                      9
Item 4.   Submission of Matters to a Vote of Security Holders    9
Item 4a.  Executive Officers of the Registrant                  10



          Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                   11
Item 6.   Selected Financial Data                               11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   11
Item 8.   Financial Statements and Supplementary Data           11
Item 9.   Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure                   11



          Part III

Item 10.  Directors and Executive Officers of the Registrant    12
Item 11.  Executive Compensation                                12
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                        12
Item 13.  Certain Relationships and Related Transactions        12



          Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                   13


                                  PART I

ITEM 1.   BUSINESS
------------------
a)   General Development of Business
     -------------------------------
     Airborne Freight Corporation (herein referred to as "Airborne Express" or the "Company", which reference shall include its subsidiaries and their assets and operations, unless the context clearly indicates otherwise) was incorporated in Delaware on May 10, 1968. The Company is an air express company and air freight forwarder that expedites shipments of all sizes to destinations throughout the United States and most foreign countries. The Company was formed in 1968 through the merger of two established freight forwarders, Airborne Freight Corporation and Pacific Air Freight.

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

Domestic Operations
-------------------
     The Company's domestic operations, supported by approximately 285 facilities, primarily involve express door-to-door delivery of shipments weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, electronic and computer parts, software, machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

     The Company's primary service is its Overnight Express product. This product, which comprised approximately 58% of the Company's domestic shipments during 1997, generally provides for before noon delivery on the next business day to most metropolitan cities in the United States. The Company also provides Saturday and holiday pickup and delivery service for most cities.

     The Company also offers two deferred service products, Next Afternoon Service (NAS) and Second Day Service (SDS). NAS is available for shipments weighing five pounds or less and SDS is offered for shipments of all weights. Deferred service shipments, which comprised approximately 42% of domestic shipments during 1997, are lower priced than the Overnight Express product reflecting the less time sensitive nature of the shipments. NAS rates are generally higher than SDS rates.

     While the Company's domestic airline system is designed primarily to handle express shipments, any available capacity is also utilized to carry shipments which the Company would normally move on other carriers in its role as an air freight forwarder.

Communications System
---------------------
     FOCUS (Freight On-line Control and Update System) is a proprietary communications system which provides real time information for purposes of tracking and providing the status of customer shipments as well as monitoring the performance of the Company's operational systems. The Company's facilities and international agents are linked to FOCUS and provide information on the status and location of customer shipments 24 hours a day. Some information is provided to FOCUS through the use of hand-held scanners which read bar-codes on the shipping documents. FOCUS allows customers access to shipment information through either direct dial-in capabilities or through the Company's website on the Internet.

     FOCUS provides the Company's personnel with important information for use in coordinating its operational activities. Information regarding Company-operated aircraft arrivals and departures, weather, and documentation requirements for shipments destined to foreign locations are several examples of the information maintained and provided by FOCUS.

Pickup and Delivery
-------------------
     The Company accomplishes its door-to-door pickup and delivery service using approximately 14,300 radio-dispatched delivery vans and trucks, of which approximately 5,700 are owned by the Company. Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

     Because convenience is an important factor in attracting business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations. The Company has approximately 12,600 boxes in service.

Sort Facilities
---------------
     The Company's main sort center is located in Wilmington, Ohio. As express delivery volume has increased, the main sort center has been expanded. The sort center currently has the capacity to handle approximately 1,095,000 pieces during the primary 3 hour nightly sort operation. On average, approximately 972,000 pieces were sorted each weekday night at the sort center during the fourth quarter of 1997.

     In addition to the main sort facility at Wilmington, nine regional hub facilities have been established primarily to sort shipments originating and having a destination within approximately a 300 mile radius of a regional hub.

     The Company also conducts a day sort operation at Wilmington which services SDS shipments. The day sort generally receives SDS shipments through a combination of flights and trucks originating from either regional hub or station facilities.

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

     In the fourth quarter of 1997, approximately 51% and 22% of total shipment weight was handled through the night sort and day sort operations at Wilmington, respectively, with the remaining 27% being handled exclusively by the regional hubs.

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

     Overnight Express shipments and NAS shipments are picked up by local stations and generally consolidated with other stations' shipments at Company airport facilities. Shipments that are not serviced through regional hubs are loaded on Company aircraft departing each weekday evening from various points within the United States and Canada. These aircraft may stop at other airports to permit additional locations and feeder aircraft to consolidate their cargo onto the larger aircraft before completing the flight to the Wilmington hub. The aircraft are scheduled to arrive at Wilmington between approximately 11:30 p.m. and 3:00 a.m. at which time the shipments are sorted and reloaded. The aircraft are scheduled to depart before 6:00 a.m. and return to their applicable destinations in time to complete scheduled next business morning or deferred service commitments. The Wilmington hub also receives shipments via truck from selected stations in the vicinity of the Wilmington hub for integration with the nightly sort process.

     The day sort operation for SDS shipments is supported by 12 aircraft that return to Wilmington from overnight service destinations on Tuesday through Thursday. These aircraft, and trucks from six regional hubs, arrive at Wilmington between 10:00 a.m. and 2:00 pm, at which time shipments are sorted and reloaded on the aircraft or trucks by 3:30 p.m. for departure and return to their respective destinations.

     The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both Overnight Express and deferred service shipments. This sort is supported by 15 Company aircraft and by trucks.

Aircraft
--------
     The Company currently utilizes used aircraft manufactured in the late 1960s and early 1970s. Upon acquisition, the aircraft are modified by the Company. At the end of 1997, the Company's in-service fleet consisted of a total of 105 aircraft, including 36 McDonnell Douglas DC-8s (consisting of 13 series 61, 6 series 62 and 17 series 63) and 69 DC-9s (consisting of 2 series 10, 43 series 30 and 24 series 40). In 1997, the Company sold its 9 YS-11 turboprop aircraft which completed the planned phase out of this smaller aircraft. The Company owns the majority of the aircraft it operates, but in 1989 and 1990 completed sale-leaseback transactions with respect to six DC-8 and six DC-9 aircraft. In addition, approximately 70 smaller aircraft are chartered nightly to connect small cities with Company aircraft that then operate to and from Wilmington.

     In late 1995, the Company agreed to purchase 12 used Boeing 767-200s between the years 1997 and 2000. The Company also plans to pursue the acquisition of 10 to 15 additional used 767-200's between the years 2000 and 2004. This newer generation of aircraft should increase operating efficiency and allow the Company to meet anticipated demand for additional lift capacity. There are no plans to retire any aircraft as a result of these acquisitions, although retirement is an option if shipment growth does not require the added capacity. The Company took delivery of 2 767's in 1997 and expects to take delivery of an additional 4 767's in 1998. In 1998, 5 of these aircraft are planned to be placed in service following completion of necessary modifications.

     During 1997, the nightly lift capacity of the system was increased by approximately 38,000 pounds, reaching 3.8 million pounds at December 31, 1997. During 1997, the Company's average utilization of available lift capacity approximated 77%.

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

     In accordance with federal law and FAA regulations, only subsonic turbojet aircraft classified as Stage 2 or 3 by the FAA may be operated in the United States. Generally, Stage 3 aircraft produce less noise than comparable Stage 2 aircraft.

     In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Noise Act"). Among other things, the Noise Act generally requires turbojet aircraft weighing in excess of 75,000 pounds and operating in the United States (the type of DC-8 and DC-9 aircraft operated by the Company) to comply with Stage 3 noise emission standards on or before December 31, 1999. In accordance with the Noise Act, the FAA has issued regulations establishing interim compliance deadlines. These rules require air carriers to reduce the base level of Stage 2 aircraft they operate 75% by December 31, 1998. As of December 31, 1997, the Company had complied with interim compliance deadlines, and the Company expects to meet or exceed the December 31, 1998 interim compliance deadline. As of December 31, 1997, 71% of the Company's turbojet aircraft in service (27 DC-8 and 48 DC-9 aircraft) were Stage 3, the balance being Stage 2. The 767-200 aircraft meet Stage 3 requirements and will not require noise compliance modifications prior to being placed in service. In addition to FAA regulation, certain local airports also regulate noise compliance. See "Business - Regulation".

     The Company, in conjunction with several other companies, has developed noise suppression technology known as hush kits for its DC-9 series aircraft which have been certified to meet FAA Stage 3 requirements. The capital cost for Stage 3 hush kits is approximately $1.5 million for each DC-9 series aircraft. The Company has installed hush kits which satisfy Stage 3 compliance requirements on all of its DC-8-62 and DC-8-63 series aircraft and four of its 13 DC-8-61 series aircraft. The capital cost to modify the Company's remaining DC-8-61 aircraft to meet Stage 3 noise standards is approximately $5.8 million per aircraft.

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

     The Company's strategy is to use a variable-cost approach in delivering and expanding international services to its customers. This strategy uses existing commercial airline lift capacity in connection with the Company's domestic network to move shipments to and from overseas destinations and origins. Additionally, service arrangements with independent freight and express agents have been entered into to accommodate shipments in locations not currently served by Company-owned operations. The Company currently believes there are no significant service advantages which would justify the operation of its own aircraft on international routes, or making significant investment in additional offshore facilities or ground operations. In order to expand its business at a reasonable cost, the Company continues to explore possible joint venture agreements which combine the Company's management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners. Joint venture operations currently exist in Japan, Thailand, Malaysia, the Netherlands, and South Africa.

Customers and Marketing
-----------------------
     The Company's primary domestic strategy focuses on express services for high volume corporate customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries. As of December 31, 1997, the Company serviced approximately 550,000 active customer shipping locations.

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

     The Company's sales force currently consists of approximately 325 domestic representatives and approximately 80 international specialists. The Company's sales efforts are supported by the Marketing and International Divisions, based at the Company headquarters. Senior management is also active in marketing the Company's services to major accounts.

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

     For many of its high volume customers, the Company offers a metering device, called LIBRA (SM), which is installed at the customer's place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels, provides custom shipping reports, and enables the customer to track the exact status of shipments in Airborne's FOCUS shipping and tracking system. At year end 1997, the system was in use at approximately 10,800 domestic customer locations and 900 international customer locations. Use of LIBRA not only benefits the customer, but also lowers the Company's operating costs, since LIBRA shipment data is transferred into the Airborne FOCUS system automatically, thus avoiding duplicate data entry.

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

     The Company offers customers PC-based software designed to improve their productivity and provide convenient access to the Company's various services. LIGHTSHIPr TRACKER, the Company's first product, allows customers, working from their PCs, to view the status of and receive information regarding their shipments.

     In 1997, the Company released LIGHTSHIP SHIPPER which allows customers to obtain estimated shipping rates and delivery times, fill out and print shipping labels, schedule pickups, and track the status of their shipments. In 1998, the Company released LIGHTSHIP Shipping and Tracking Software for Windowsr which combines the benefits of previous LIGHTSHIP software and adds additional features designed to improve customer productivity.

     The Company maintains an Internet website, www.airborne.com, which provides customers a global connection to Airborne's services. The website allows customers to track the status of their shipments, obtain information regarding the Company's service offerings and documentation requirements, in addition to providing other useful information about the Company.

     The Company offers a number of special logistics programs to customers through Airborne Logistics Services ("ALS"), a division of ABX Air, Inc. ALS operates the Company's Stock Exchange and Hub Warehousing and other logistics programs. These programs provide customers the ability to maintain centralized inventories which can be managed either by Company or customer personnel. Items inventoried at Wilmington can be delivered utilizing either the Company's airline system or, if required, commercial airlines on a next-flight-out basis. ALS' Central Print program allows information to be sent electronically to customer computers located at Wilmington where Company personnel monitor printed output and ship the material according to customer instructions. ALS also provides international inventory and distribution logistic services through a logistics partner with bases in the Netherlands, Belgium, Germany, and England.

     In addition, the Company's Sky Courier operation provides expedited next-flight-out service at premium prices. Sky Courier also offers a Field Stock Exchange program where customer inventories are managed at over 60 locations around the United States and Canada.

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

     Federal Express continues to be the dominant competitor in the domestic air express business, followed by United Parcel Service. Airborne Express ranks third in shipment volume behind these two companies in the domestic express business. Other domestic air express competitors include the U.S. Postal Service's Express Mail Service and several other transportation companies offering next morning or next-plane-out delivery service. The Company also competes to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

     The Company believes it is important to maintain an active capital expansion program to increase capacity, improve service and increase productivity as its volume of shipments increases. However, the Company has significantly less capital resources than its two primary competitors.

     In the international markets, in addition to Federal Express and United Parcel Service, the Company competes with DHL, TNT, and air freight forwarders and carriers, and most commercial airlines.

Employees
---------
     As of December 31, 1997, the Company and its subsidiaries had approximately 13,500 full-time employees and 9,000 part-time and casual employees. Approximately 6,500 full-time employees (including the Company's 730 pilots) and 3,800 part-time and casual employees are employed under union contracts, primarily with locals of the International
Brotherhood of Teamsters and Warehousemen.

Labor Agreements
----------------
     Labor agreements covering approximately 70% of the Company's union ground personnel will expire in 1998, with the balance expiring in 1999. The Company's pilots are covered by a contract which becomes amendable on July 31, 2001. Although the Company has not experienced any significant disruption from labor disputes in the past, there can be no assurance that the labor agreements covering ground personnel will be renewed on favorable terms.

Subsidiaries
------------
     The Company has the following wholly-owned subsidiaries:

     1. ABX Air, Inc., a Delaware corporation, is a certificated air carrier which owns and operates the Company's domestic express cargo service. Its wholly-owned subsidiaries with operating activities are as follows:

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

     2. Airborne Forwarding Corporation, a Delaware corporation doing business as Sky Courier, provides expedited courier service.

     3. Airborne Freight Limited, a New Zealand corporation, provides air express and air freight services.

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

     The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, security procedures, training, communications, and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers who possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft which meets the requirements for aircraft design and maintenance. The Company believes it holds all airworthiness and other FAA certificates required for the conduct of its business, although the FAA has the power to suspend or revoke such certificates for cause, including failure to comply with federal law.

     The FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and replacement of parts that have failed or may fail in the future. For example, the FAA has commenced an inspection of DC-8 aircraft of the type operated by the Company to determine if certain of the aircraft structures which were originally designed for passenger carriage are adequate for the carriage of cargo. The DC-9 may in the future also be subject to FAA inspection. If the FAA were to determine the aircraft structures are not adequate it could order operators to either reduce cargo loads or otherwise strengthen any structure shown to be inadequate.

     In addition to the issuance of mandatory directives, the FAA from time to time may amend its regulations thereby increasing regulatory burdens on air carriers. For example, the FAA can order the installation or enhancement of safety related aircraft equipment.

     Depending on the scope of the FAA's orders or amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses.

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

     The Company's aircraft currently meet all known requirements for emission levels. However, under the Clean Air Act, individual states or the Federal Environmental Protection Agency (the "EPA") may adopt regulations requiring the reduction in emissions for one or more localities based on the measured air quality at such localities. The EPA has in the past proposed but not adopted regulations for portions of California calling for emission reductions through restricting the use of emission producing ground service equipment or aircraft auxiliary power units.
There can be no assurance, that if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on the Company.

     Under currently applicable federal aviation law, the Company's airline subsidiary could cease to be eligible to operate as an all-cargo carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens or the airline were not effectively controlled by U.S. citizens. Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-thirds of the directors and officers of an air carrier must be U.S. citizens. To the best of the Company's knowledge, foreign stockholders do not control more than 25% of the outstanding voting stock. Two of the Company's 43 officers are not U.S. citizens.

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

Financial Information Regarding International and Domestic Operations
---------------------------------------------------------------------
     Financial information relating to foreign and domestic operations for each of the three years in the period ended December 31, 1997 is presented in Note L (Segment Information) of the Notes to Consolidated Financial Statements appearing in the 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2.   PROPERTIES
--------------------
     The Company leases general and administrative office facilities located in Seattle, Washington.

     At year end the Company maintained approximately 285 domestic and 40 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.

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

     Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes F and G of the Notes to Consolidated Financial Statements appearing in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

                              Positions and Offices Presently
Name                     Age  Held and Business Experience
----                     ---  ----------------------------
Robert S. Cline          60   Chairman and Chief Executive Officer (1984
                              to date); Vice Chairman and Chief Financial
                              Officer (1978 to 1984); Executive Vice
                              President and Chief Financial Officer (1973
                              to 1978); Senior Vice President, Finance
                              (1970 to 1973); Vice President, Finance
                              (1968 to 1970); Vice President, Finance,
                              Pacific Air Freight, Inc. (1966 to 1968)

Robert G. Brazier        60   President and Chief Operating Officer (1978
                              to date); Executive Vice President and
                              Chief Operating Officer (1973 to 1978);
                              Senior Vice President, Operations (1970 to
                              1973); Vice President, Operations (1968 to
                              1970); Vice President, Sales and
                              Operations, Pacific Air Freight, Inc. (1964
                              to 1968)

Roy C. Liljebeck         60   Chief Financial Officer (1984 to date);
                              Executive Vice President, Finance Division
                              (1979 to date); Senior Vice President (1973
                              to 1979); Treasurer (1968 to 1988)

Kent W. Freudenberger    57   Executive Vice President, Marketing
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

Raymond T. Van Bruwaene  59   Executive Vice President, Field Services
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

John J. Cella            57   Executive Vice President, International
                              Division (1985 to date); Senior Vice
                              President, International Division (1982 to
                              1985); Vice President, International Divi
                              sion (1981 to 1982); Vice President, Far
                              East (1971 to 1981)

Carl D. Donaway          46   President and Chief Executive Officer, ABX
                              Air, Inc. (1992 to date); offices held in
                              the Company:  Vice President, Business
                              Analysis (1992); Vice President, Customer
                              Support (1990 to 1992)


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
STOCKHOLDERS MATTERS
--------------------
     The response to this Item is contained in the 1997 Annual Report to Shareholders and the information contained therein is incorporated by reference.

     On February 23, 1998 there were 1,184 shareholders of record of the Common Stock of the Company based on information provided by the Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
     The response to this Item is contained in the 1997 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
     The response to this Item is contained in the 1997 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     The response to this Item is contained in the 1997 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The response to this Item is contained in part in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and the information contained therein is incorporated herein by reference.

     The executive officers of the Company are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of the Company. Additional information regarding executive officers is set forth in Part I, Item 4a.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The response to this Item is contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Voting at the Meeting" and "Stock Ownership of Management" and the information contained therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     None

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)1.     Financial Statements
          --------------------
     The following consolidated financial statements of Airborne Freight Corporation and its subsidiaries as contained in its 1997 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

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


(a)3. Exhibits
---------------
      The following exhibits are filed with this report:

EXHIBIT NO. 3  Articles of Incorporation and By-laws
----------------------------------------------------
            3(a) The Restated Certificate of Incorporation of the Company, dated as of August 4, 1987 (incorporated by reference from Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1987).

            3(b) The By-laws of the Company as amended to February 4, 1997 (incorporated by reference from Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1996).

EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
------------------------------------------------------------------
Including Indentures
--------------------

            4(a) Indenture dated as of December 3, 1992, between the Company and The Bank of New York, as trustee, relating to the Company's 8-7/8% Notes due 2002 (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

            4(b) First Supplemental Indenture dated as of September 15, 1995, between the Company and The Bank of New York, as trustee, relating to the Company's 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 33-61329, filed with the Securities and Exchange Commission on September 5, 1995).

            4(c) Second Supplemental Indenture dated as of February 12, 1997 between the Company and The Bank of New York, as trustee, relating to the Company's 8-7/8% Notes due 2002 (incorporated by reference from Exhibit 4(e) to the Company's Form 10-K for the year ended December 31, 1996).

            4(d) Rights Agreement, dated as of February 14, 1997 between the Company and The Bank of New York, as Rights Agent
            (incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 1997).

            4(e) Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Airborne Freight Corporation (incorporated by reference from Exhibits 1 and 2 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 1997.)

            4(f) Form of Right Certificate relating to the Rights
            Agreement (see 4(d) above, incorporated by reference from Exhibits 2 and 3 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 1997.)

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

            10(b)     1989 Airborne Freight Corporation Key Employee Stock
            Option and Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1989).

            10(c) 1994 Airborne Freight Corporation Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated by reference from the Addendum to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

      	    10(d) Airborne Freight Corporation 1998 Key Employee Stock Option Plan (incorporated by reference from the Addendum to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders).

            10(e)     Airborne Freight Corporations Directors Stock Option
            Plan (incorporated by reference from the Addendum to the Company's Proxy Statement for the 1991 Annual Meeting of Shareholders).

            10(f)     Airborne Freight Corporation Director Stock Bonus
            Plan dated April 23, 1996 (incorporated by reference from
            Exhibit 10(a) to the Company's Form 10-Q for the quarter ended June 30, 1996).

            10(g)     Airborne Express Executive Deferral Plan dated
            January 1, 1992 (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31,
            1991).

            10(h)     Airborne Express Supplemental Executive Retirement
            Plan dated January 1, 1992 (incorporated by reference from
            Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1991).

            10(i)     Airborne Express 1995-1999 Executive Incentive
            Compensation Plan, amended as of January 1, 1997 (incorporated by reference from Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1996).

            10(j)     Airborne Express 1997-1999 Executive Group Incentive
            Compensation Plan as of January 1, 1997 (incorporated by reference from Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1996).

            10(k)     Employment Agreement dated December 15, 1983, as
            amended November 20, 1986, between the Company and Mr. Robert
            G. Brazier, President and Chief Operating Officer (incorporated by reference from Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1986).
            Substantially identical agreements exist between the Company and the other six executive officers.

            10(l)     Employment Agreement dated November 20, 1986 between
            the Company and Mr. Lanny H. Michael, then Vice President, Treasurer and Controller (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1986). The Company and its principal subsidiary, ABX Air, Inc., have entered into substantially identical agreements with most of their officers.

            Other Material Contracts
            ------------------------
            10(m)     $240,000,000 Revolving Loan Facility dated as of
            November 19, 1993 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC, Inc., Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(k) to the Company's Form 10-K for the year ended December 31, 1993).

            10(n)     First Amendment to Revolving Loan Facility dated as
            of March 31, 1995 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC, Inc., National City Bank, Columbus, Bank of America National Trust and Savings Association, The Bank of New York, and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1995).

            10(o)     Second Amendment to Credit Agreement dated May 1,
            1996 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Bank of America NW, N.A., CIBC, Inc., National City Bank, Columbus, as assignee of Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(b) to the Company's Form 10-Q for the quarter ended June 30, 1996).

            10(p)     Used Aircraft Sales Agreement entered into as of
            December 22, 1995 between ABX Air, Inc. and KC-One, Inc; KC-Two, Inc.; and KC-Three, Inc. (incorporated by reference from
            Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1996). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

EXHIBIT NO. 12 Statements Re Computation of Ratios
--------------------------------------------------
            12   Statement re computation of ratio of total long-term debt
            to total capitalization

EXHIBIT NO. 13 Annual Report to Security Holders
------------------------------------------------
            13   Portions of the 1997 Annual Report to Shareholders of
            Airborne Freight Corporation

EXHIBIT NO. 21 Subsidiaries of the Registrant
---------------------------------------------
            21   The subsidiaries of the Company are listed in Part I of
            this report on Form 10-K for the year ended December 31, 1997.

EXHIBIT NO. 23 Consents of Experts and Counsel
----------------------------------------------
            23    Independent Auditors' Consent

EXHIBIT NO. 27 Financial Data Schedule
--------------------------------------
            27.1  Financial Data Schedule

            27.2  Financial Data Schedule

            27.3  Financial Data Schedule

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

Date:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert G. Brazier                /s/ Richard M. Rosenberg
-----------------------------        -----------------------------
Robert G. Brazier (Director)         Richard M. Rosenberg (Director)


/s/ Robert S. Cline                  /s/ William Swindells
-----------------------------        -----------------------------
Robert S. Cline (Director)           William Swindells (Director)


/s/ Mary A. Wilderotter
-----------------------------
Mary A. Wilderotter (Director)

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
DEDUCTED FROM ASSETS TO
WHICH THEY APPLY:

1.   Allowance for doubtful
   accounts -

 Year Ended December 31, 1997     $8,345     $21,638    $19,693     $10,290

 Year Ended December 31, 1996     $7,750     $16,157    $15,562     $ 8,345

 Year Ended December 31, 1995     $7,500     $13,309    $13,059     $ 7,750

EXHIBIT INDEX

Exhibit
 Number                          Description
-------                          ------------

EXHIBIT NO. 12  Statements Re Computation of Ratios
--------------------------------------------------

   12 Statement re computation of ratio of total long-term debt to total capitalization


EXHIBIT NO. 13  Annual Report to Security Holders
-------------------------------------------------

   13     Portions of the 1997 Annual Report to Shareholders of
          Airborne Freight Corporation


EXHIBIT NO. 21  Subsidiaries of the Registrant
----------------------------------------------

   21 The subsidiaries of the Company are listed in Part I of this report on Form 10-K for the year ended December 31, 1997.


EXHIBIT NO. 23  Consents of Experts and Counsel
-----------------------------------------------

   23     Independent Auditors' Consent


EXHIBIT NO. 27  Financial Data Schedule
---------------------------------------

  27.1    Financial Data Schedule

  27.2    Financial Data Schedule

  27.3    Financial Data Schedule