Form 10-Q
period 1998-03-31
AIRBORNE FREIGHT CORP /DE/
filed 1998-05-15
CIK 3000

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter Ended March 31, 1998

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

          Common Stock, par value $1 per share
          Outstanding (net of 497,078 treasury shares)
             as of March 31, 1998                          50,184,794 shares
                                                           -----------------

                    AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF NET EARNINGS
                    (Dollars in thousands except per share data)
                                     (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                      1998           1997
                                                      ----           ----
     REVENUES:
        Domestic                                     $662,518       $562,111
        International                                  87,675         93,411
                                                     --------       --------
                                                      750,193        655,522

     OPERATING EXPENSES:
        Transportation purchased                      230,323        208,890
        Station and ground operations                 222,694        200,250
        Flight operations and maintenance             117,403        103,783
        General and administrative                     59,950         51,829
        Sales and marketing                            17,399         16,178
        Depreciation and amortization                  44,888         42,271
                                                     --------       --------
                                                      692,657        623,201
                                                     --------       --------
           EARNINGS FROM OPERATIONS                    57,536         32,321

     INTEREST, NET                                      3,916          8,447
                                                     --------       --------
           EARNINGS BEFORE INCOME TAXES                53,620         23,874

     INCOME TAXES                                      21,260          9,500
                                                     --------       --------
           NET EARNINGS                                32,360         14,374
                                                     ========       ========

     NET EARNINGS PER SHARE:
           BASIC                                     $    .65       $    .34
                                                     ========       ========
           DILUTED                                   $    .63       $    .31
                                                     ========       ========
     DIVIDENDS PER SHARE                             $   .038       $   .038
                                                     ========       ========

                   See notes to consolidated financial statements.

                    AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                                    March 31      December 31
                                                  ------------   ------------
                                                      1998           1997
                                                      ----           ----
                                                   (Unaudited)    (Unaudited)
                       ASSETS
                       ------
     CURRENT ASSETS:
       Cash                                        $   22,166     $   25,525
       Trade accounts receivable,
           less allowance of $10,290 and $10,290      320,121        322,549
       Spare parts and fuel inventory                  39,387         37,966
       Deferred income tax assets                      15,477         14,530
       Prepaid expenses and other                      23,676         25,982
                                                   ----------     ----------
          TOTAL CURRENT ASSETS                        420,827        426,552

     PROPERTY AND EQUIPMENT, NET                      922,080        916,331

     EQUIPMENT DEPOSITS and OTHER ASSETS               26,546         23,090
                                                   ----------     ----------
     TOTAL ASSETS                                  $1,369,453     $1,365,973
                                                   ==========     ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
     CURRENT LIABILITIES:
       Accounts payable                            $  136,584     $  143,966
       Salaries, wages and related taxes               60,762         80,154
       Accrued expenses                                84,137        100,126
       Income taxes payable                            12,475          5,440
       Current portion of debt                            386            381
                                                   ----------     ----------
          TOTAL CURRENT LIABILITIES                   294,344        330,067

     LONG-TERM DEBT                                   248,993        250,559

     DEFERRED INCOME TAX LIABILITIES                   72,711         65,322

     OTHER LIABILITIES                                 47,987         49,110

     SHAREHOLDERS' EQUITY:
       Preferred Stock, without par value -
         Authorized 5,200,000 shares,
             no shares issued
       Common stock, par value $1 per share -
         Authorized 60,000,000 shares
         Issued 50,681,872 and 50,428,548 shares       50,682         50,429
       Additional paid-in capital                     290,935        287,208
       Retained earnings                              364,567        334,083
                                                   ----------     ----------
                                                      706,184        671,720
       Treasury stock, 497,078 and 522,300               (766)          (805)
         shares, at cost                           ----------     ----------
                                                      705,418        670,915
                                                   ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,369,453     $1,365,973
                                                   ==========     ==========

                   See notes to consolidated financial statements.

                    AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)
                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            1998        1997
                                                            ----        ----
     OPERATING ACTIVITIES:
       Net Earnings                                       $ 32,360     $ 14,374
       Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Depreciation and amortization                    41,302       39,284
           Provision for aircraft engine overhauls           3,586        2,987
           Deferred income taxes                             6,442        2,578
           Other                                            (1,076)      (1,252)
                                                          --------     --------
       CASH PROVIDED BY OPERATIONS                          82,614       57,971

         Change in:
           Receivables                                       2,428      (16,014)
           Inventories and prepaid expenses                    885       (1,623)
           Accounts payable                                 (7,382)      (5,473)
           Accrued expenses, salaries and taxes payable    (28,005)       8,201
                                                          --------     --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES            50,540       43,062

     INVESTING ACTIVITIES:
       Additions to property and equipment                 (47,949)     (39,668)
       Disposition of property and equipment                   136           47
       Expenditures for engine overhauls                    (4,238)      (2,585)
       Proceeds from insurance on aircraft accident             --       18,000
       Other                                                (2,088)         260
                                                          --------     --------
       NET CASH USED IN INVESTING ACTIVITIES               (54,139)     (23,946)

     FINANCING ACTIVITIES:
       Payments on bank notes, net                          (1,500)     (43,000)
       Principal payments on debt                              (62)         (57)
       Proceeds from common stock issuance                   3,678          400
       Dividends paid                                       (1,876)      (1,597)
                                                          --------     --------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        240      (44,254)
                                                          --------     --------

     NET DECREASE IN CASH                                   (3,359)     (25,138)

     CASH AT JANUARY 1                                      25,525       35,816
                                                          --------     --------
     CASH AT MARCH 31                                     $ 22,166     $ 10,678
                                                          ========     ========

                   See notes to consolidated financial statements.

                    AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 (Unaudited)

     NOTE A--SUMMARY OF FINANCIAL STATEMENT PREPARATION:

     The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

     Certain amounts for prior periods have been reclassified to conform to the 1998 presentation.

     NOTE B--LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                   March 31     December 31
                                                     1998           1997
                                                     ----           ----
                                                       (In thousands)
     Senior debt:
       Notes payable                              $ 28,500       $ 30,000
       Senior notes                                200,000        200,000
       Revenue bonds                                13,200         13,200
       Other debt                                    7,678          7,740
                                                  --------       --------
                                                   249,378        250,940
     Less current portion                              385            381
                                                  --------       --------
                                                  $248,993       $250,559
                                                  ========       ========


     NOTE C--EARNINGS PER SHARE:

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

     Diluted earnings per share for the three months ended March 31, 1997, assumes conversion of the Company's convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of interest expense, net of applicable taxes was $15,438,000.

     Weighted average shares outstanding used in earnings per share computations were as follows:

                                                   Three Months Ended
                                                   ------------------
                                                        March 31
                                                        -------
                                                  1998            1997
                                                  ----            ----
     WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic                                   50,026,298      42,637,255
       Diluted                                 51,181,203      49,533,160

     /TABLE

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS:

     The Company's operating performance in the first quarter of 1998 resulted in operating income and net earnings significantly higher than the first quarter of 1997. Strong growth in domestic shipments, and a growth rate in domestic revenue that exceeded the growth rate in shipments were positive factors impacting operating results. The operating margin of 7.7% is the strongest first quarter performance experienced by the Company.

     Net earnings for the first quarter of 1998 were $32.4 million, or $.63 per share on a diluted basis, compared to net earnings of $14.4 million, or $.31 per share for the comparable period of 1997.


     The following table sets forth selected shipment and revenue data for the periods indicated:

                                             Three Months Ended March 31
                                             ---------------------------
                                                 1998           1997

                                                 ----           ----
     Shipments (in thousands):
        Domestic
          Overnight                             45,759         39,639
          Next Afternoon Service                14,383         12,164
          Second Day Service                    18,011         15,809
          100 Lbs. and Over                         91             74
                                                ------         ------
          Total Domestic                        78,244         67,686
                                                ------         ------
        International
          Express                                1,389          1,181
          Freight                                  110            116
                                                ------         ------
          Total International                    1,499          1,297
                                                ------         ------
        Total Shipments                         79,743         68,983
                                                ======         ======
     Average Pounds per Shipment:
        Domestic                                  4.36           4.30
        International                            44.15          49.99

     Average Revenue per Pound:
        Domestic                                $ 1.92         $ 1.92
        International                           $ 1.31         $ 1.41

     Average Revenue per Shipment:
        Domestic                                $ 8.46         $ 8.29
        International                           $58.49         $72.02


     Total shipments increased 15.6% in the first quarter of 1998 compared to 8.4% in the first quarter of 1997. Total revenues increased 14.4% in the first quarter of 1998 compared to 9.6% in the first quarter of 1997.

     Domestic revenue growth for the first quarter of 1998 continued to be positively impacted by strong growth in higher yielding overnight shipments and the Company's continuing focus on yield enhancement. Domestic revenues increased 17.9% in the first quarter of 1998 compared to 11.1% in the first quarter of 1997. A growth rate in domestic revenue that exceeded the growth rate in shipments had a significant positive impact on domestic operating margins in the first quarter of 1998. The average revenue per domestic shipment increased 2.1% to $8.46 in the first quarter of 1998 compared to the first quarter of 1997.

     Domestic revenues in the first quarter of 1997 included $4.9 million of revenue from a fuel surcharge which was implemented on February 17, 1997 for most domestic business and was repealed effective July 1, 1997.  This
     fuel surcharge revenue accounted for approximately $.05 per share in the first quarter of 1997.

     Overnight shipments accounted for 58.5% of total domestic shipments in the first quarter of 1998, comparable to the overnight shipment percentage achieved in the first quarter of 1997. The higher yielding overnight shipments increased 15.4% in the first quarter of 1998, compared to 11.1% in the corresponding 1997 period. The Company's deferred service products also experienced strong growth, increasing 15.8% on a combined basis in the first quarter of 1998 compared to 4.8% in the corresponding period of 1997.

     International revenues decreased 6.1% in the first quarter of 1998, primarily the result of economic troubles in parts of Asia. This compares to a 1.8% increase in revenues in the first quarter of 1997. Shipments in the heavier weight, higher revenue per shipment freight segment decreased 5.2% in the first quarter. Mitigating some of the weakness in freight volumes, the Company experienced strong growth in its international express segment. International express shipments increased 17.6% in the first quarter of 1998 compared to 11.6% in the corresponding period of 1997.

     Operating expenses as a percentage of revenues were 92.3% for the first quarter of 1998 compared to 95.1% in the corresponding period of 1997 and 92.3% for all of 1997. Operating cost per shipment handled decreased 3.9% to $8.69 for the first quarter of 1998 compared to the first quarter of 1997. The Company experienced a 6.8% improvement in productivity for the first quarter of 1998, compared to the first quarter of 1997, as measured by shipments handled per paid employee hour. Continued strong productivity improvement and continued emphasis on cost control were significant factors having a positive impact on 1998 operating results. Comparisons of certain operating expense components are discussed below.

     Transportation purchased decreased as a percentage of revenues to 30.7% in the first quarter of 1998 compared to 31.9% in the comparable period of 1997. This decrease was primarily due to commercial airline costs which, although higher in total, were lower as a percentage of total revenues in the first quarter of 1998 due to the lower growth in international freight shipments discussed above. The suspension of the Federal Aviation Excise Tax reduced costs in the first quarter of 1997 by $4.3 million. The Aviation Excise Tax moratorium was effective through March 6, 1997, subsequent to which the tax became effective once again; therefore, no cost reduction was realized in 1998.

     Station and ground expense as a percentage of revenues decreased to 29.7% in the first quarter of 1998 compared to 30.5% in the first quarter of 1997. Strong productivity improvement had a positive impact on this category of expense measured as a percentage of revenues.

     Flight operations and maintenance expense as a percentage of revenues during the first quarter of 1998 was 15.6%, compared to 15.8% in the first quarter of 1997. The average aviation fuel price for the first quarter of 1998 was $.62 per gallon compared to $.82 per gallon in the first quarter of 1997. Aviation fuel consumption increased to 44.1 million gallons in the first quarter of 1998, a 9.3% increase over the first quarter of 1997. As a result of fuel hedging contracts, the Company incurred $1.0 million of expense in the first quarter of 1998 compared to a $1.7 million benefit in the first quarter of 1997. Offsetting the lower fuel costs were higher costs associated with periodic aircraft maintenance checks.

     The increase in depreciation and amortization expense in the first quarter of 1998 is due in large part to the increased number of aircraft in service since the first quarter of 1997.

     Interest expense in the first quarter of 1998 was significantly lower than the same period of 1997. This is attributable to the significant reduction in average outstanding borrowings in the first quarter of 1998, compared to the corresponding period of 1997.

     The Company's effective tax rate was 39.6% in the first quarter of 1998 compared to 39.8% in the first quarter of 1997 and 39.2% for all of 1997.

     LIQUIDITY AND CAPITAL RESOURCES:

     Cash provided by operations net of change in working capital increased for the first quarter of 1998 to $51 million, compared to $43 million in the first quarter of 1997. This increased liquidity is primarily the result of the significant increase in profitability in 1998.

     Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $274 million in 1998. During the first quarter of 1998, total capital expenditures net of dispositions were $48 million. Cash provided by operations was the primary source for funding capital expenditures.

     The Company's strong operating cash flow has become the major source of liquidity, whereas, the Company's $250 million unsecured revolving bank credit agreement had traditionally been used as the major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. Reliance on the bank facilities has decreased commensurately, with a total of $28.5 million outstanding at March 31, 1998 under the revolving bank credit and money market credit lines, compared to $30.0 million outstanding at December 31, 1997 and $145.5 million outstanding at March 31, 1997.

     In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1998 operations should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1998.

                             PART II. OTHER INFORMATION
                             --------------------------

     Item 4.   Submission of Matters to a Vote of Security Holders.

     The annual meeting of Airborne Freight Corporation was held at Cavanaugh's on Fifth Avenue, 1415 Fifth Avenue, Seattle, Washington 98101 on April 28, 1998, at which a total of 45,474,266 shares were represented at the meeting comprising 89.9% of the outstanding shares of the Company entitled to vote at the meeting on the record date (February 23, 1998).

     The following directors were duly elected for terms ending in 2001, in each case by an affirmative vote in excess of 99.1% of the shares represented at the meeting:
                                           Number of Shares
                                              Voted For
                                              ---------
          Andrew Brimmer                     45,114,648
          Harold M. Messmer, Jr.             45,106,118
          Mary Agnes Wilderotter             45,115,890

     The following are continuing directors with terms expiring as indicated:

          Terms Expiring in 1999             Terms Expiring in 2000
          ----------------------             ----------------------
          Robert G. Brazier                  Robert S. Cline
          James H. Carey                     Richard M. Rosenberg
          Andrew B. Kim                      William Swindells

     The shareholders, by an affirmative vote in excess of 79.9% of the outstanding shares, approved the amendment of the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 60,000,000 to 120,000,000. 40,078,459 votes were cast for the proposal, 5,259,962 against, with 135,845 abstentions.

     The shareholders, by an affirmative vote in excess of 50.3% of the votes cast at the meeting, approved the Airborne Freight Corporation 1998 Key Employee Stock Option Plan. 19,680,692 votes were cast for the proposal, 19,200,755 against, with 179,240 abstentions and 6,413,579 broker nonvotes.

     The Airborne Board of Directors on the same date, April 28, 1998, reelected all existing executive officers, including Robert S. Cline as Chairman and Chief Executive Officer, and Robert G. Brazier as President and Chief Operating Officer.

     The Board of Directors declared a quarterly cash dividend of $.04 per share on the Common Stock of the Company payable on May 26, 1998 to shareholders of record on May 12, 1998.

     Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits -

     EXHIBIT NO. 3    The Restated Certificate of Incorporation of the Company,
                      dated as of April 28, 1998.

     EXHIBIT NO. 27   Financial Data Schedule

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

     Date:     5/14/98                       /s/Roy C. Liljebeck
               -------                       --------------------
                                             Roy C. Liljebeck
                                             Executive Vice President,
                                             Chief Financial Officer


     Date:     5/14/98                       /s/Lanny H. Michael
               -------                       -------------------
                                             Lanny H. Michael
                                             Senior Vice President,
                                             Treasurer and Controller

     /TABLE