Form 10-Q
period 1998-06-30
AIRBORNE FREIGHT CORP /DE/
filed 1998-08-13
CIK 3000

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1998

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

     Common Stock, par value $1 per share

     Outstanding (net of 497,078 treasury shares)
          as of June 30, 1998                          50,279,509 shares
                                                       -----------------

                  AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                          Three Months Ended            Six Months Ended
                                          ------------------            ----------------
                                                June 30                      June 30
                                                -------                      -------
                                           1998        1997            1998          1997
                                           ----        ----            ----          ----
REVENUES:
  Domestic                               $672,378      $611,999     $1,334,896      $1,174,110
  International                            91,759       100,785        179,434         194,196
                                         --------      --------     ----------      ----------
                                          764,137       712,784      1,514,330       1,368,306

OPERATING EXPENSES:
  Transportation purchased                234,797       228,663        465,120         437,553
  Station and ground operations           228,282       210,856        450,976         411,106
  Flight operations and maintenance       117,480       100,913        234,883         204,696
  General and administrative               61,940        57,271        121,890         109,100
  Sales and marketing                      17,569        17,901         34,968          34,079
  Depreciation and amortization            45,182        42,210         90,070          84,481
                                         --------      --------     ----------      ----------
                                          705,250       657,814      1,397,907       1,281,015
                                         --------      --------     ----------      ----------
    EARNINGS FROM OPERATIONS               58,887        54,970        116,423          87,291

INTEREST, NET                               2,960         8,049          6,876          16,496
                                         --------      --------     ----------      ----------
    EARNINGS BEFORE INCOME TAXES           55,927        46,921        109,547          70,795

INCOME TAXES                               22,100        18,634         43,360          28,134
                                         --------      --------     ----------      ----------
    NET EARNINGS                         $ 33,827      $ 28,287     $   66,187      $   42,661
                                         ========      ========     ==========      ==========

NET EARNINGS PER SHARE:
    Basic                                $    .67      $    .66     $     1.32      $     1.00
                                         ========      ========     ==========      ==========
    Diluted                              $    .66      $    .59     $     1.29      $      .90
                                         ========      ========     ==========      ==========
DIVIDENDS PER SHARE                      $   .040      $   .038     $     .078      $     .075
                                         ========      ========     ==========      ==========

                 See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                June 30      December 31
                                                -------      -----------
                                                  1998           1997
                                                  ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   16,922     $   25,525
  Trade accounts receivable,
    less allowance of $10,290 and $10,290        310,698        322,549
  Spare parts and fuel inventory                  39,689         37,966
  Deferred income tax assets                      16,713         14,530
  Prepaid expenses and other                      27,872         25,982
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        411,894        426,552

PROPERTY AND EQUIPMENT, NET                      949,417        916,331

EQUIPMENT DEPOSITS and OTHER ASSETS               35,868         23,090
                                              ----------     ----------
TOTAL ASSETS                                  $1,397,179     $1,365,973
                                              ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  144,478     $  143,966
  Salaries, wages and related taxes               70,710         80,154
  Accrued expenses                                72,043        100,126
  Income taxes payable                             4,704          5,440
  Current portion of debt                            393            381
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   292,328        330,067

LONG-TERM DEBT                                   222,892        250,559

DEFERRED INCOME TAX LIABILITIES                   78,154         65,322

OTHER LIABILITIES                                 63,713         49,110

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares,
   no shares issued
  Common stock, par value $1 per share -
   Authorized 60,000,000 shares
   Issued 50,776,587 and 50,428,548 shares        50,777         50,429
  Additional paid-in capital                     293,697        287,208
  Retained earnings                              396,384        334,083
                                              ----------     ----------
                                                 740,858        671,720
  Treasury stock, 497,078 and 522,300               (766)          (805)
   shares, at cost                            ----------     ----------
                                                 740,092        670,915
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,397,179     $1,365,973
                                              ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                     ----------------
                                                          June 30
                                                     ----------------
                                                     1998        1997
                                                     ----        ----
OPERATING ACTIVITIES:
  Net Earnings                                     $ 66,187   $ 42,661
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                   82,412     78,116
     Provision for aircraft engine overhauls          7,658      6,365
     Deferred income taxes                           10,649     10,387
     Other                                           14,695        229
                                                   --------   --------
  CASH PROVIDED BY OPERATIONS                       181,601    137,758

   Change in:
     Receivables                                     11,851    (19,238)
     Inventories and prepaid expenses                (3,613)    (7,636)
     Accounts payable                                   512       (660)
     Accrued expenses, salaries & taxes payable     (37,922)    22,405
                                                   --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         152,429    132,629

INVESTING ACTIVITIES:
  Additions to property and equipment              (126,377)   (78,716)
  Dispositions of property and equipment                633      2,615
  Expenditures for engine overhauls                  (8,471)    (6,036)
  Proceeds from insurance on aircraft accident           --     18,000
  Other                                              (1,811)       537
                                                   --------   --------
  NET CASH USED BY INVESTING ACTIVITIES            (136,026)   (63,600)

FINANCING ACTIVITIES:
  Proceeds (payments) on bank notes, net            (27,500)   (89,000)
  Principal payments on debt                           (155)      (143)
  Proceeds from common stock issuance                 6,535      1,357
  Dividends paid                                     (3,886)    (3,202)
                                                   --------   --------
  NET CASH USED BY FINANCING ACTIVITIES             (25,006)   (90,988)
                                                   --------   --------
NET DECREASE IN CASH                                 (8,603)   (21,959)

CASH AT JANUARY 1                                    25,525     35,816
                                                   --------   --------
CASH AT JUNE 30                                    $ 16,922   $ 13,857
                                                   ========   ========

		See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1998
                                (Unaudited)

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

NOTE B - LONG-TERM DEBT:

Long-term debt consists of the following:

                                              June 30      December 31
                                              -------      -----------
                                                1998           1997
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Notes payable                                   2,500         30,000
  Senior notes                                  200,000        200,000
  Revenue bonds                                  13,200         13,200
  Other debt                                      7,585          7,740
                                               --------       --------
                                                223,285        250,940
Less current portion                                393            381
                                               --------       --------
                                               $222,892       $250,559
                                               ========       ========

NOTE C - EARNINGS PER SHARE:

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Diluted earnings per share for the three months and six months ended
June 30, 1997, assumes conversion of the Company's convertible subordinated debentures as well as the dilutive common equivalent shares applicable to the assumed exercise of stock options. Net earnings as adjusted for the elimination of interest expense, net of applicable taxes was $29,352,000 for the three month period and $44,791,000 for the six month period.

Weighted average shares outstanding used in earnings per share computations were as follows:

                            Three Months Ended           Six Months Ended
                            ------------------           ----------------
                                  June 30                     June 30
                                  -------                     -------
                            1998          1997          1998          1997
                            ----          ----          ----          ----
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                  50,220,364      42,776,526    50,123,331    42,706,891
  Diluted                51,288,921      50,134,061    51,235,062    49,833,611


NOTE D - ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal year 2000. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company has entered into certain derivative contracts with financial institutions to limit its exposure to volatility in jet fuel prices. Under terms of the contracts, the Company either makes or receives payments if the market price of heating oil, as determined by an index of monthly NYMEX Heating Oil futures contracts, is lower or exceeds certain prices agreed to between the Company and the financial institutions. The contracts, which have no cost basis, are accounted for as hedges since there has historically existed a high correlation between the changes in the NYMEX index and the price of jet fuel. Settlements are made in cash and are recorded in the earnings statement in the period of settlement as either an increase or decrease to fuel expense.

Under the cash flow hedge provisions of SFAS No. 133, the Company will be required to record the contracts at fair value, with corresponding changes in fair value recorded as a component of other comprehensive income. The Company has not adopted the provisions of SFAS No. 133 as of June 30, 1998. However, if the provisions of the statement had been adopted, a cumulative charge of $2,300,000, net of tax, would have been recorded to shareholders' equity and charges to comprehensive income of approximately $400,000 and $1,600,000 would have been reported for the three and six month periods ended June 30, 1998, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the second quarter and the first six months of 1998 resulted in operating income and net earnings significantly higher than the comparable periods of 1997. The Company is pleased with this strong operating performance which was achieved in spite of what appears to be a slowing economy in the second quarter. The overall growth in shipments and revenue was positive, and an operating margin of 7.7% was achieved in the second quarter of 1998, the same as experienced in the second quarter of 1997 and the first quarter of 1998, when growth rates were higher.

Net earnings for the second quarter of 1998 were $33.8 million, or $.66 per share on a diluted basis, on revenues of $764 million, compared to $28.3 million, or $.59 per share on revenues of $713 million, for the second quarter of 1997. Net earnings for the first six months of 1998 were $66.2 million, or $1.29 per share on revenues of $1.51 billion, compared to $42.7 million, or $.90 per share on revenues of $1.37 billion for the corresponding period in 1997.


The following table sets forth selected shipment and revenue data for the periods indicated:

                                  Three Months Ended                  Six Months Ended
                                  ------------------                  ----------------
                               	       June 30                             June 30
                                       -------               %             -------              %
                                  1998         1997       Change      1998         1997       Change
                                  ----         ----       ------      ----         ----       ------
Shipments (in thousands):
  Domestic
    Overnight                    46,632          42,287    10.3%     92,391          81,926    12.8%
    Next Afternoon Service       14,718          13,717     7.3%     29,101          25,881    12.4%
    Second Day Service           17,673          16,657     6.1%     35,684          32,466     9.9%
    100 Lbs. and Over                87              80     8.8%        178             154    15.6%
                                 ------          ------             -------         -------
    Total Domestic               79,110          72,741     8.8%    157,354         140,427    12.1%
                                 ------          ------             -------         -------
  International
    Express                       1,507           1,271    18.6%      2,896           2,452    18.1%
    Freight                         113             122    (7.4%)       223             238    (6.3%)
                                 ------          ------             -------         -------
    Total International           1,620           1,393    16.3%      3,119           2,690    15.9%
                                 ------          ------             -------         -------
  Total Shipments                80,730          74,134     8.9%    160,473         143,117    12.1%
                                 ======          ======             =======         =======
Average Pounds per Shipment:
  Domestic                         4.22            4.31    (2.1%)      4.29            4.31    (0.5%)
  International                   41.62           53.65   (22.4%)     42.85           51.88   (17.4%)

Average Revenue per Pound:
  Domestic                        $1.98           $1.94     2.1%      $1.95           $1.93     1.0%
  International                   $1.34           $1.32     1.5%      $1.33           $1.37    (2.9%)

Average Revenue per Shipment:
  Domestic                        $8.49           $8.40     1.1%      $8.48           $8.35     1.6%
  International                  $56.64          $72.35   (21.7%)    $57.53          $72.19   (20.3%)


Domestic shipments increased 8.8% and 12.1% in the second quarter and first half of 1998, respectively, compared to the same periods in 1997. Domestic revenues increased 9.9% in the second quarter of 1998 and 13.7% for the first half of 1998 compared to 1997.

The growth rate in the higher yielding overnight segment increased 10.3% in the second quarter of 1998, a higher growth rate than the other domestic segments. This helped the domestic revenue per shipment improve to $8.49 per shipment, compared to $8.40 for the second quarter of 1997. Overnight shipments accounted for approximately 59.0% of total domestic shipments in the second quarter of 1998 compared to 58.1% in the comparable period of 1997.

Domestic revenues for 1997 included $15.5 million of fuel surcharge revenue in the first half of the year, of which $10.6 million was realized in the second quarter of 1997. This fuel surcharge revenue added approximately $.16 per share in the first half of 1997, of which $.11 per share related to the second quarter of 1997.

International revenues decreased 9.0% and 7.6% in the second quarter and first six months of 1998, respectively, primarily the result of economic troubles in parts of Asia. Shipments in the heavier weight, higher revenue per shipment freight segment decreased 7.4% in the second quarter and 6.3% in the first half of the year. Mitigating some of the weakness in freight volumes, the Company experienced strong growth in its international express segment. International express shipments increased 18.6% and 18.1% in the second quarter and first six months of 1998, respectively, compared to the corresponding periods of 1997.

Operating expenses as a percentage of revenues were 92.3% for the first six months of 1998 compared to 93.6% in the first six months of 1997 and 92.3% for all of 1997. Operating cost per shipment handled decreased 2.7% to $8.71 for the first six months 1998 compared to the first six months of 1997. The operating cost per shipment for the second quarter of 1998 decreased 1.5% to $8.74, compared to the second quarter of 1997 while operating expense as a percentage of revenues was 92.3%. Most of the decrease in operating cost per shipment was attributable to lower costs related to lower international freight volumes. The operating margin of 7.7% in the second quarter of 1998 was the same as that experienced in the first quarter of this year, and in the second quarter of 1997.

The Company experienced a 1.5% improvement in productivity for the second quarter of 1998, compared to the second quarter of 1997, as measured by shipments handled per paid employee hour. This productivity improvement, while lower than previous periods, was meaningful given the slower shipment growth. Productivity improvement and continued emphasis on cost control were factors having a positive impact on 1998 operating results. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 30.7% in the first six months of 1998 compared to 32.0% in the comparable period of 1997. This decrease was primarily due to commercial airline costs which, although higher in total, were lower as a percentage of total revenues in the first half of 1998 due to the lower volumes of international freight shipments discussed above. The suspension of the Federal Aviation Excise Tax reduced costs in the first quarter of 1997 by $4.3 million. The Aviation Excise Tax moratorium was effective through March 6, 1997, subsequent to which the tax became effective once again; therefore, no cost reduction was realized in 1998.

Flight operations and maintenance expense as a percentage of revenues during the first half of 1998 was 15.5%, compared to 15.0% in the first six months of 1997, and was 15.4% in the second quarter of 1998 compared to 14.2% in 1997. During the second quarter of 1997, costs associated with periodic aircraft maintenance were lower as a percentage of revenues, compared to both quarters of 1998 or first quarter of 1997, due to fewer maintenance checks performed. The average aviation fuel price for the second quarter and first six months of 1998 was $.57 per gallon and $.60 per gallon, respectively, compared to $.70 per gallon and $.76 per gallon for the comparable periods of 1997. Aviation fuel consumption increased to
89.8 million gallons in the first half of 1998, a 10.4% increase over the first half of 1997. As a result of fuel hedging contracts, the Company incurred $2.0 million of expense in the second quarter of 1998, compared to $1.0 million of expense in the first quarter of 1998, and $1.7 million benefit in the first quarter of 1997.

The station and ground expense, general and administrative expense, and sales and marketing expense categories as a percentage of revenues were very comparable in the second quarter and first half of 1998 compared to the same periods in 1997.

The increase in depreciation and amortization expense in the first half of 1998 is due in large part to the increased number of aircraft in service since the first half of 1997.

Interest expense in the first six months of 1998 was significantly lower than the same period of 1997. This is attributable to the significant reduction in average outstanding borrowings during the first half of 1998 compared to the corresponding period of 1997.

The Company's effective tax rate was 39.6% for the first six months of 1998 compared to 39.7% in the first half of 1997 and 39.2% for all of 1997.

YEAR 2000 ISSUE:

The Company has implemented a compliance program to address the challenges the Year 2000 may present to its products, systems and applications. This program includes computer systems and applications operated by the Company, computer systems of third parties upon whose data or functionality the Company relies, and certain other fixed assets which contain date sensitive technology critical to its operation.

Management anticipates modifications to its own systems, conversions to new software and related testing will be substantially complete by the end of 1998. As part of the compliance program, the Company has also initiated communications with third parties (primarily customers, vendors, airport authorities, and other governmental agencies, including the Federal Aviation Administration) whose failure to timely convert their systems could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issue will have a material impact on the Company's operations, there can be no guarantee that the Company's or any third party Year 2000 remediation efforts will be fully compliant. If non-compliance is extensive, this could have a material effect on the Company's business, financial condition and results of operation. In an attempt to mitigate this risk, the Company is in the process of developing contingency plans regarding critical systems should they fail to become Year 2000 compliant.

Management does not consider the incurred or estimated costs of its compliance program to be material. Total costs are not expected to differ from the normal recurring costs that are incurred for systems development, in part, due to the reallocation of internal resources and the deferral of other projects. This assessment could differ materially if either the scope or schedule progress with its compliance program is significantly altered.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of change in working capital increased for the first six months of 1998 to $152 million, compared to $133 million in the first half of 1997. This increased liquidity is primarily the result of the increase in profitability in 1998.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $274 million in 1998. During the first six months of 1998, total capital expenditures net of dispositions were $126 million. Cash provided by operations was the primary source for funding capital expenditures.

The Company's strong operating cash flow has become the major source of liquidity, whereas, the Company's $250 million unsecured revolving bank credit agreement had traditionally been used as the major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. Reliance on the bank facilities has decreased commensurately, with a total of $2.5 million outstanding at June 30, 1998 under the revolving bank credit and money market credit lines, compared to $30.0 million outstanding at December 31, 1997 and $99.5 million outstanding at June 30, 1997.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1998 operations should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1998.

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


Date:               8/13/98             /s/Roy C. Liljebeck
                    -------             -------------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:               8/13/98             /s/Lanny H. Michael
                    -------             -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
