Form 10-Q
period 1998-09-30
AIRBORNE FREIGHT CORP /DE/
filed 1998-11-13
CIK 3000

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1998

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

     Common Stock, par value $1 per share

     Outstanding (net of 2,497,078 treasury shares)
          as of September 30, 1998                48,286,791 shares
                                                  -----------------

                  AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                        Three Months Ended          Nine Months Ended
                                        ------------------          -----------------
                                           September 30               September 30
                                           ------------               ------------
                                        1998         1997           1998        1997
                                        ----         ----           ----        ----
REVENUES:
  Domestic                            $678,650    $687,549       $2,013,546  $1,861,659
  International                         90,432     101,049          269,866     295,245
                                      --------    --------       ----------  ----------
                                       769,082     788,598        2,283,412   2,156,904

OPERATING EXPENSES:
  Transportation purchased             237,503     242,521          702,623     680,074
  Station and ground operations        228,339     224,945          679,315     636,051
  Flight operations and maintenance    121,102     110,949          355,985     315,645
  General and administrative            62,811      64,842          184,701     173,942
  Sales and marketing                   18,288      19,742           53,256      53,821
  Depreciation and amortization         45,954      41,688          136,024     126,169
                                      --------    --------       ----------  ----------
                                       713,997     704,687        2,111,904   1,985,702
                                      --------    --------       ----------  ----------

     EARNINGS FROM OPERATIONS           55,085      83,911          171,508     171,202
INTEREST, NET                            3,005       7,026            9,881      23,522
                                      --------    --------       ----------  ----------
     EARNINGS BEFORE INCOME TAXES       52,080      76,885          161,627     147,680

INCOME TAXES                            19,267      30,266           62,627      58,400
                                      --------    --------       ----------  ----------
     NET EARNINGS                       32,813      46,619           99,000      89,280
                                      ========    ========       ==========  ==========

NET EARNINGS PER SHARE
   Basic                              $    .66    $   1.05       $     1.98  $     2.06
                                      ========    ========       ==========  ==========
   Diluted                            $    .65    $    .94       $     1.94  $     1.84
                                      ========    ========       ==========  ==========
DIVIDENDS PER SHARE                   $   .040    $   .038       $     .118  $     .113
                                      ========    ========       ==========  ==========

                 See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                September 30   December 31
                                                ------------   -----------
                    ASSETS                          1998           1997
                    ------                          ----           ----
                                                (Unaudited)    (Unaudited)
CURRENT ASSETS:
  Cash                                          $   14,088    $   25,525
  Trade accounts receivable, less
      allowance of $9,990 and $10,290              316,589       322,549
  Spare parts and fuel inventory                    38,960        37,966
  Deferred income tax assets                        16,407        14,530
  Prepaid expenses and other                        26,329        25,982
                                                ----------    ----------
     TOTAL CURRENT ASSETS                          412,373       426,552

PROPERTY AND EQUIPMENT, NET                        976,107       916,331

EQUIPMENT DEPOSITS and OTHER ASSETS                 36,585        23,090
                                                ----------    ----------
TOTAL ASSETS                                    $1,425,065    $1,365,973
                                                ==========    ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                              $  142,366    $  143,966
  Salaries, wages and related taxes                 67,099        80,154
  Accrued expenses                                  90,974       100,126
  Income taxes payable                               3,130         5,440
  Current portion of debt                              400           381
                                                ----------    ----------
     TOTAL CURRENT LIABILITIES                     303,969       330,067

LONG-TERM DEBT                                     250,289       250,559
DEFERRED INCOME TAX LIABILITIES                     81,383        65,322
OTHER LIABILITIES                                   57,506        49,110

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 120,000,000 shares
    Issued 50,783,869 and 50,428,548 shares         50,784        50,429
  Additional paid-in capital                       293,549       287,208
  Retained earnings                                427,186       334,083
                                                ----------    ----------
                                                   771,519       671,720
  Treasury stock, 2,497,078 and 522,300
   shares, at cost                                 (39,601)         (805)
                                                ----------    ----------
                                                   731,918       670,915
                                                ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,425,065    $1,365,973
                                                ==========    ==========
              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                       Nine Months Ended
                                                       -----------------
                                                         September 30
                                                       -----------------
                                                       1998         1997
                                                       ----         ----
OPERATING ACTIVITIES:
  Net Earnings                                       $ 99,000    $ 89,280
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization                    124,002     116,303
     Provision for aircraft engine overhauls           12,022       9,866
     Deferred income taxes                             14,184      17,903
     Other                                              8,535       2,411
                                                     --------    --------
  CASH PROVIDED BY OPERATIONS                         257,743     235,763

     Change in:
       Receivables                                      5,960     (57,859)
       Inventories and prepaid expenses                (1,341)     (2,760)
       Accounts payable                                (1,600)     (1,063)
       Accrued expenses, salaries and taxes payable   (24,176)     49,788
                                                     --------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           236,586     223,869

INVESTING ACTIVITIES:
  Additions to property and equipment                (193,497)   (135,433)
  Disposition of property and equipment                   951       4,425
  Expenditures for engine overhauls                   (15,521)     (8,821)
  Proceeds from insurance on aircraft accident            --       18,000
  Other                                                (1,367)        214
                                                     --------    --------
  NET CASH USED IN INVESTING ACTIVITIES              (209,434)   (121,615)

FINANCING ACTIVITIES:
  Payments on bank notes, net                             --     (117,300)
  Principal payments on debt                             (251)       (316)
  Repurchase of common stock                          (38,835)        --
  Proceeds from common stock issuance                   6,394       6,596
  Dividends paid                                       (5,897)     (4,894)
                                                     --------    --------
  NET CASH USED BY FINANCING ACTIVITIES               (38,589)   (115,914)
                                                     --------    --------

NET DECREASE IN CASH                                  (11,437)    (13,660)

CASH AT JANUARY 1                                      25,525      35,816
                                                     --------    --------
CASH AT SEPTEMBER 30                                 $ 14,088    $ 22,156
                                                     ========    ========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1998
                                (Unaudited)

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

NOTE B - LONG-TERM DEBT:

Long-term debt consists of the following:

                                            September 30   December 31
                                            ------------   ------------
                                                1998           1997
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Notes payable                                 30,000       30,000
  Senior notes                                 200,000      200,000
  Revenue bonds                                 13,200       13,200
  Other debt                                     7,489        7,740
                                             ---------    ---------
                                               250,689      250,940
Less current portion                               400          381
                                             ---------    ---------
                                             $ 250,289    $ 250,559
                                             =========    =========



NOTE C - SHARE REPURCHASE:

In August 1998, the Company's Board of Directors authorized the repurchase of up to 2 million shares of its common stock. The repurchase of 2 million shares was completed by the end of September for a total purchase price of $38.8 million. The repurchased shares were not retired or canceled but rather held as treasury stock.


NOTE D - EARNINGS PER SHARE:

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

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

Weighted average shares outstanding used in earnings per share computations were as follows:

                               Three Months Ended    Nine Months Ended
                               ------------------    -----------------
                                  September 30         September 30
                                  ------------         ------------
                                1998       1997       1998       1997
                                ----       ----       ----       ----
WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Basic                        49,921     44,325     50,056     43,246
   Diluted                      50,682     50,631     51,051     50,099



NOTE E - NEW ACCOUNTING PRONOUNCEMENTS:

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

Under the cash flow hedge provisions of SFAS No. 133, the Company will be required to record the contracts at fair value, with corresponding changes in fair value recorded as a component of other comprehensive income. The Company has not adopted the provisions of SFAS No. 133 as of September 30, 1998. However, if the provisions of the statement had been adopted, a cumulative charge of $1,000,000, net of tax, would have been recorded to shareholders' equity and a credit to comprehensive income of approximately $1,300,000 would have been reported for the three month period ended September 30, 1998. A charge to comprehensive income of approximately $400,000, would have been reported for the nine month period ended September 30, 1998.

OTHER PRONOUNCEMENTS:

The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises disclosures requirements for pension and other postretirement benefit plans. Both of these pronouncements govern only financial statement disclosures and will be incorporated into the Company's financial statements for the year ending December 31, 1998. Implementation of the pronouncements are not expected to have a material impact on the Company's financial position or results of operations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net earnings for the third quarter of 1998 were $32.8 million, or $.65 per share on a diluted basis, on revenues of $769 million. Current period results are not directly comparable with the prior year in certain respects, as the Company benefited in the third quarter of 1997 from a strike at United Parcel Service which added $50 - $55 million in incremental domestic revenues and increased earnings per share results by $.28 to $.30. Total net earnings for the third quarter of 1997 were $46.6 million or $.94 per diluted share on revenues of $789 million.

Because of weaker economic conditions, the Company experienced basically stagnant third quarter 1998 total shipment and revenue growth on a sequential basis over second quarter. However, the Company is pleased with the operating performance achieved for the third quarter as signified by the 7.2% operating margin, despite the slower growth. This strong performance was primarily due to the improvement in the domestic yield, as measured by revenue per shipment, which was $8.59 in the third quarter compared to $8.49 in the second quarter of 1998.

Net earnings for the first nine months of 1998 increased 10.9% to $99.0 million, or $1.94 per diluted share compared to $89.3 million, or $1.84 per share for the first nine months of 1997. Total revenues for the first nine months of 1998 were $2.283 billion, a 5.9% increase over the comparable period of 1997. This 1998 year-to-date performance represents approximately a 25% increase in earnings per share over 1997, on a comparative basis when the benefit realized from the 1997 UPS strike is eliminated, a significant improvement considering the prevailing weak economic conditions.

The following table sets forth selected shipment and revenue data for the periods indicated:

                                  Three Months Ended                  Nine Months Ended
                                  ------------------                  -----------------
                                     September 30                        September 30
                                     ------------           %            -----------            %
                                  1998         1997       Change      1998         1997       Change
                                  ----         ----       ------      ----         ----       ------
Shipments (in thousands):
  Domestic
    Overnight                    46,792          45,675     2.4%    139,183         127,601     9.1%
    Next Afternoon Service       14,640          14,026     4.4%     43,741          39,907     9.6%
    Second Day Service           17,497          19,482   -10.2%     53,181          51,948     2.4%
    100 Lbs. & Over                  91              96    -5.2%        269             250     7.6%
                                 ------          ------             -------         -------
      Total Domestic             79,020          79,279    -0.3%    236,374         219,706     7.6%
                                 ------          ------             -------         -------
  International
    Express                       1,522           1,351    12.7%      4,418           3,803    16.2%
    Freight                         105             118   -11.0%        328             356    -7.9%
                                 ------          ------             -------         -------
  Total International             1,627           1,469    10.8%      4,746           4,159    14.1%
                                 ------          ------             -------         -------
  Total Shipments                80,647          80,748    -0.1%    241,120         223,865     7.7%
                                 ======          ======             =======         =======
Average Pounds per Shipment:
  Domestic                         4.26            4.71    -9.6%       4.28            4.45    -3.8%
  International                   41.06           50.32   -18.4%      42.23           51.33   -17.7%

Average Revenue per Pound:
  Domestic                        $1.98           $1.82     8.8%      $1.96           $1.89     3.7%
  International                   $1.34           $1.34      --       $1.33           $1.36    -2.2%

Average Revenue per Shipment:
  Domestic                        $8.59           $8.67    -0.9%      $8.51           $8.46     0.6%
  International                  $55.58          $68.79   -19.2%     $56.86          $70.99   -19.9%


Domestic shipments decreased .3% in the third quarter of 1998, but increased 7.6% in the first nine months of 1998, compared to the same periods in 1997. Domestic shipment comparisons for 1998 over 1997 are less meaningful due to the effect of the UPS strike in the third quarter of 1997 referred to above.

The growth rate in the higher yielding domestic overnight segment increased 2.4% in the third quarter of 1998, and 9.1% in the first nine months of 1998, a higher growth rate than overall domestic shipment growth. This helped the domestic revenue per shipment improve to $8.59 per shipment for the third quarter of 1998, compared to the second quarter of 1998, and to $8.51 per shipment for the first nine months of 1998. Overnight shipments accounted for approximately 59.2% of total domestic shipments in the third quarter of 1998 compared to 57.6% in the comparable period of 1997.

Domestic revenues for 1997 included $15.5 million of fuel surcharge revenue which was realized in the first two quarters of 1997. This fuel surcharge revenue added approximately $.15 per share to 1997 operating results.

International revenues decreased 10.5% and 8.6% in the third quarter and first nine months of 1998, respectively, versus comparable periods in 1997, primarily the result of slower global economic conditions prevailing, especially in parts of Asia. Shipments in the heavier weight, higher revenue per shipment freight segment continued to decline as measured both year to year and sequentially over prior quarter. Mitigating some of the weakness in freight volumes, the Company experienced strong growth in its international express segment, resulting in gross margins on overall international business remaining relatively stable. International express shipments increased 12.7% and 16.2% in the third quarter and first nine months of 1998, respectively, compared to the corresponding periods of 1997.

Operating expenses as a percentage of revenues were 92.5% for the first nine months of 1998 compared to 92.1% in the first nine months of 1997 and 92.3% for all of 1997. Operating cost per shipment handled decreased 1.3% to $8.76 for the first nine months of 1998 compared to the first nine months of 1997. The operating cost per shipment for the third quarter of 1998 increased 1.4% to $8.85, compared to the third quarter of 1997 while operating expense as a percentage of revenues was 92.8%. Most of the decrease in year-to-date operating cost per shipment was attributable to lower costs related to lower international freight volumes.

The Company experienced a 2.1% decline in productivity for the third quarter of 1998, compared to the third quarter of 1997, as measured by shipments handled per paid employee hour. It was difficult to achieve productivity improvement given the overall stagnant shipment growth experienced during the third quarter of 1998, however, the Company achieved a 1.9% productivity improvement for the first nine months of 1998. Continued emphasis on cost control and productivity improvement were factors having a positive impact on 1998 operating results. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 30.8% in the first nine months of 1998 compared to 31.5% in the comparable period of 1997. This decrease was primarily due to commercial airline costs which were lower in total and as a percentage of total revenues in the first nine months of 1998 due to the lower volumes of international freight shipments discussed above. The suspension of the Federal Aviation Excise Tax reduced costs in the first quarter of 1997 by $4.3 million. The Aviation Excise Tax moratorium was effective through March 6, 1997, subsequent to which the tax became effective once again; therefore, no cost reduction was realized in 1998.

Station and ground expense increased as a percentage of revenues to 29.7% for the first nine months of 1998 compared to 29.5% in the same period of 1997, primarily the result of lower productivity.

Flight operations and maintenance expense as a percentage of revenues during the first nine months of 1998 was 15.6%, compared to 14.6% in the first nine months of 1997, and was 15.7% in the third quarter of 1998 compared to 14.1% in 1997. During the second and third quarters of 1997, costs associated with periodic aircraft maintenance were lower as a percentage of revenues versus the comparable quarters of 1998, due to fewer maintenance checks performed. The average aviation fuel price for the third quarter and first nine months of 1998 was $.55 per gallon and $.58 per gallon, respectively, compared to $.70 per gallon and $.74 per gallon for the comparable periods of 1997. Aviation fuel consumption increased to
136.0 million gallons in the first nine months of 1998, a 8.7% increase over the comparable period of 1997. As a result of fuel hedging contracts, the Company incurred settlement expense equivalent to approximately $.06 per gallon in the third quarter of 1998, and $.04 per gallon in the first nine months of 1998 compared to $.01 per gallon benefit realized in the first nine months of 1997.

General and administrative expense as a percentage of revenues in the first nine months of 1998 was 8.1% which was comparable to the same period of 1997. This category of expense decreased as a percentage of revenues as well as in total cost in the third quarter of 1998 versus the third quarter of 1997, primarily the result of higher incremental accrued profit sharing costs in 1997.

Sales and marketing expense decreased both in total cost and as a percentage of revenues to 2.3% in the first nine months of 1998 compared to 2.5% in the first nine months of 1997. This decline is primarily due to lower sales incentive compensation associated with slower shipment and revenue growth.

The increase in depreciation and amortization expense in the first nine months of 1998 is due in large part to the increased number of aircraft in service since the third quarter of 1997.

Interest expense in the first nine months of 1998 was significantly lower than the same period of 1997. This is primarily attributable to the significant reduction in average outstanding borrowings during the first nine months of 1998 compared to the corresponding period of 1997.

The Company's effective tax rate was 38.7% in the first nine months of 1998 compared to 39.5% in the first nine months of 1997 and 39.2% for all of 1997. The Company anticipates the effective tax rate for the 1998 annual period will approximate 38.5%.

YEAR 2000 ISSUE:

The Company has implemented a compliance program to address the challenges Year 2000 issues may present to its business. This program includes computer systems and applications operated by the Company, computer systems of third parties upon whose data or functionality the Company relies, and certain other fixed assets, including aircraft, which contain date sensitive technology critical to their operation.

Management anticipates modifications to its critical operational and financial systems, conversions to new software, and related testing will be substantially complete by the end of 1998. Remediation efforts and related testing on less critical applications are scheduled to be completed by early 1999.

As part of the compliance program, the Company has also initiated communications with third parties (primarily customers, vendors, airport authorities, and other governmental agencies, including the Federal Aviation Administration) whose failure to have Year 2000 compliant systems could have an adverse impact on the Company's operations. The Company is scheduling testing of customer interfaces of shipment information as this data is critical to providing services and billing.

Although the Company does not believe the Year 2000 issue will have a material impact on its operations, there can be no guarantee that the Company's nor any third party's Year 2000 remediation efforts will be fully compliant. If non-compliance is extensive and involves some form of temporary suspension of operations, this could have a material adverse effect on the Company's business, financial condition and results of operation.

In an attempt to mitigate the risk of noncompliance, the Company is in the process of developing contingency plans regarding critical systems should they fail to become Year 2000 compliant. These plans are focusing on the Company's own critical operational and financial systems as well as customer interfaces of shipment information. Contingency plans covering the failure of material third party systems will also be developed as the status readiness becomes fully known.

Management estimates the total cost of its Year 2000 compliance program to be approximately $2.5 million, of which $1 million has cumulatively been
incurred through September 30, 1998.   Total information technology costs
are not expected to differ from the normal recurring costs that are incurred for systems development, in part due to the reallocation of internal resources and the deferral of other projects. These costs could differ materially if either the scope or schedule of its compliance program is significantly altered.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of changes in working capital increased for the first nine months of 1998 to $237 million, compared to $224 million in the first nine months of 1997. This increased liquidity is primarily the result of the increase in profitability in 1998.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $250 million in 1998, down from the original estimate of $274 million. During the first nine months of 1998, total capital expenditures net of dispositions were $193 million. Cash provided by operations was the primary source for funding capital expenditures.

In August 1998, the Board of Directors authorized a stock repurchase program for up to 2 million shares of the Company's common stock. The Company accomplished the repurchase of 2 million shares by the end of September for approximately $38.8 million. These shares were added to the Company's treasury stock.

In November 1998, the Board of Directors authorized a second stock repurchase program for up to 4 million shares of the Company's common stock. All shares may be acquired, at management's discretion, over time on the open market. Shares repurchased will not be retired or canceled, but will be held as treasury stock.

The Company's strong operating cashflow has become the major source of liquidity, whereas, the Company's $250 million unsecured revolving bank credit agreement has traditionally been used as the major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks, used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. A total of $30.0 million was outstanding at September 30, 1998 under the revolving bank credit and money market credit lines, compared to $30.0 million outstanding at December 31, 1997, and $71.2 million outstanding at September 30, 1997.

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


Date:                11/13/98             /s/Roy C. Liljebeck
                     --------             -------------------
                                          Roy C. Liljebeck
                                          Executive Vice President,
                                          Chief Financial Officer


Date:                11/13/98             /s/Lanny H. Michael
                     --------             -------------------
                                          Lanny H. Michael
                                          Senior Vice President,
                                          Treasurer and Controller
