Form 10-K405
period 1998-12-31
AIRBORNE FREIGHT CORP /DE/
filed 1999-03-29
CIK 3000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     --------------------------------
                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

    For the fiscal year ended           Commission file number
        December 31, 1998                       1-6512

                    ----------------------------------

                       AIRBORNE FREIGHT CORPORATION
          (Exact name of registrant as specified in its charter)

            Delaware                          91-0837469
   (State of Incorporation)     (I.R.S. Employer Identification No.)

                       Airborne Freight Corporation
                            3101 Western Avenue
                               P.O. Box 662
                            Seattle, WA  98111
                 (Address of principal executive offices)

     Registrant's telephone number, including area code: 206-285-4600

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

     As of February 22, 1999, 48,534,065 shares (net of 2,497,078 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $1,966,311,000.(1)

                    Documents Incorporated by Reference

     Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

     Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held April 27, 1999 are incorporated by reference into
Part III.





(1) Excludes value of shares of Common Stock held of record by non-employee directors and executive officers at February 22, 1999. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.





                       AIRBORNE FREIGHT CORPORATION
                       1998 FORM 10-K ANNUAL REPORT

                             Table of Contents

                                                               Page
                                                               ----
          Part I

Item 1.   Business                                               1
Item 2.   Properties                                             9
Item 3.   Legal Proceedings                                     10
Item 4.   Submission of Matters to a Vote of Security Holders   10
Item 4a.  Executive Officers of the Registrant                  11



          Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                   12
Item 6.   Selected Financial Data                               12
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   12
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                           12
Item 8.   Financial Statements and Supplementary Data           13
Item 9.   Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure                   13



          Part III

Item 10.  Directors and Executive Officers of the Registrant    14
Item 11.  Executive Compensation                                14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                            14
Item 13.  Certain Relationships and Related Transactions        14



          Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                   15


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

b)   Financial Information about Industry Segments
     ---------------------------------------------
     Response to this Item is contained in Note K of the Notes to Consolidated Financial Statements (contained in the 1998 Annual Report to Shareholders and incorporated by reference herein).

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

Domestic Operations
-------------------
     The Company's domestic operations, supported by approximately 290 facilities, primarily involve express door-to-door delivery of shipments weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, electronic and computer parts, software, machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

     The Company's primary service is its Overnight Express product. This product, which comprised approximately 59% of the Company's domestic shipments during 1998, generally provides for before noon delivery on the next business day to most metropolitan cities in the United States. The Company also provides Saturday and holiday pickup and delivery service for most cities.


     The Company also offers two deferred service products, Next Afternoon Service (NAS) and Second Day Service (SDS). NAS is available for shipments weighing five pounds or less and SDS is offered for shipments of all weights. Deferred service shipments, which comprised approximately 41% of domestic shipments during 1998, are lower priced than the Overnight Express product reflecting the less time sensitive nature of the shipments. NAS rates are generally higher than SDS rates.

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

Pickup and Delivery
-------------------
     The Company accomplishes its door-to-door pickup and delivery service using approximately 14,800 radio-dispatched delivery vans and trucks, of which approximately 5,900 are owned by the Company. Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

     Because convenience is an important factor in attracting business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations. The Company has approximately 14,000 boxes in service.

Sort Facilities
---------------
     The Company's main sort center is located in Wilmington, Ohio. As express delivery volume has increased, the main sort center has been expanded. The sort center currently has the capacity to handle approximately 1.2 million pieces during the primary 3-1/4 hour nightly sort operation. On average, approximately 1.0 million pieces were sorted each weekday night at the sort center during the fourth quarter of 1998.

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


     The operation of the Wilmington facility is critical to the Company's business. The inability to use the Wilmington airport, because of bad weather or other factors, would have a serious adverse effect on the Company's service. The Company has invested in sophisticated instrument landing and radar systems and other equipment which is intended to limit the effect bad weather may have on the Wilmington airport.

     In the fourth quarter of 1998, approximately 50% and 24% of total shipment weight was handled through the night sort and day sort operations at Wilmington, respectively, with the remaining 26% being handled exclusively by the regional hubs.

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

     The day sort operation for SDS shipments is supported by 15 aircraft that return to Wilmington from overnight service destinations on Tuesday through Thursday. These aircraft, and trucks from five regional hubs, arrive at Wilmington between 10:00 a.m. and 1:30 pm, at which time shipments are sorted and reloaded on the aircraft or trucks by 3:30 p.m. for departure and return to their respective destinations.

     The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both Overnight Express and deferred service shipments. This sort is supported by 18 Company aircraft and by trucks.

Aircraft
--------
     The Company currently utilizes pre-owned McDonnell Douglas DC-8 and DC-9 aircraft and Boeing 767 aircraft. Upon acquisition, the aircraft are modified by the Company. At the end of 1998, the Company's in-service fleet consisted of a total of 110 aircraft, including 36 McDonnell Douglas DC-8s (consisting of 13 series 61, 6 series 62 and 17 series 63), 71 DC-9s (consisting of 2 series 10, 43 series 30 and 26 series 40), and 3 Boeing 767-200s. The Company owns the majority of the aircraft it operates, but leases three DC-8 and seven DC-9 aircraft. The Company also owns three 767 and one DC-9 aircraft which are currently undergoing modifications and will be placed in service in 1999. In addition, approximately 71 smaller aircraft are chartered nightly to connect small cities with Company aircraft that then operate to and from Wilmington.


     In 1998, the Company introduced the Boeing 767-200 aircraft to its operating fleet. During the year, 3 used 767-200's were placed in service. The Company has commitments to acquire a total of 23 767-200 aircraft by 2003. This newer generation of aircraft should increase operating efficiency and allow the Company to meet anticipated demand for additional lift capacity. There are no plans to retire any aircraft as a result of these acquisitions, although retirement is an option if shipment growth does not require the added capacity.

     During 1998, the nightly lift capacity of the system was increased by approximately 117,000 pounds, reaching 3.9 million pounds at December 31, 1998. During 1998, the Company's average utilization of available lift capacity approximated 75%.

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

     In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Noise Act"). Among other things, the Noise Act generally requires turbojet aircraft weighing in excess of 75,000 pounds and operating in the United States (the type of 767, DC-8 and DC-9 aircraft operated by the Company) to comply with Stage 3 noise emission standards on or before December 31, 1999 although the FAA may waive the final compliance deadline for up to 15% of carriers fleet under certain circumstances. In accordance with the Noise Act, the FAA has issued regulations establishing interim compliance deadlines. These rules require air carriers to reduce the base level of Stage 2 aircraft they operate 75% by December 31, 1998. As of December 31, 1998, the Company has complied with interim compliance deadlines. As of December 31, 1998, 83% of the Company's turbojet aircraft in service were Stage 3, the balance being Stage 2. In addition to FAA regulation, certain local airports also regulate noise compliance. See "Business - Regulation".

     The 767 aircraft meet Stage 3 requirements and do not require any noise-related modifications under the Noise Act. By the end of 1999, the Company expects to convert to Stage 3 its remaining 11 DC-9 aircraft and at least three of eight remaining Stage 2 DC-8-61 series aircraft. Total capital costs expected to be expended in 1999 for these conversions is approximately $27 million. Stage 3 compliance requirements have been met on all DC-8-62 and DC-8-63 series aircraft. The Company has requested the FAA to temporarily waive the application of the Noise Act with respect to five DC-8-61 series aircraft. The Company cannot predict whether its waiver application will be granted. If it is not granted, the Company would evaluate other lift and replacement opportunities in conjunction with its scheduled fleet expansion program.

International Operations
------------------------
     The Company provides international express door-to-door delivery and a variety of freight services. These services are provided in most foreign countries on an inbound and outbound basis through a network of Airborne offices and independent agents. Most international deliveries are accomplished within 24 to 96 hours of pickup.


     The Company's domestic stations are staffed and equipped to handle international shipments to or from almost anywhere in the world. In addition to its extensive domestic network, the Company operates its own offices in the Far East, Australia, New Zealand, Netherlands, and the United Kingdom. The Company's freight and express agents worldwide are connected to FOCUS, Airborne's on-line communication network, through which the Company can provide its customers with immediate access to the status of shipments almost anywhere in the world.

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

     The Company's strategy is to use a variable-cost approach in delivering and expanding international services to its customers. This strategy uses existing commercial airline lift capacity in connection with the Company's domestic network to move shipments to and from overseas destinations and origins. Additionally, service arrangements with independent freight and express agents have been entered into to accommodate shipments in locations not currently served by Company-owned operations. The Company currently believes there are no significant service advantages which would justify the operation of its own aircraft on international routes, or making significant investment in additional offshore facilities or ground operations. In order to expand its business at a reasonable cost, the Company continues to explore possible joint venture agreements which combine the Company's management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners. Joint venture operations currently exist in Japan, Thailand, Malaysia, and South Africa.

Customers and Marketing
-----------------------
     The Company's primary domestic strategy focuses on express services for high volume corporate customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries. As of December 31, 1998, the Company serviced approximately 572,000 active customer shipping locations.

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

     Both in the international and domestic markets, the Company believes that its customers are most effectively reached by a direct sales force and does not currently engage in mass media advertising. Domestic sales representatives are responsible for selling both domestic and international express shipments. In addition, the International Division has its own dedicated direct sales organization for selling international freight service.

     The Company's sales force currently consists of approximately 395 domestic representatives and approximately 90 international specialists. The Company's sales efforts are supported by the Marketing and International Divisions, based at the Company headquarters. Senior management is also active in marketing the Company's services to major accounts.


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

     For many of its high volume customers, the Company offers a metering device, called LIBRA (SM), which is installed at the customer's place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels, provides custom shipping reports, and enables the customer to track the exact status of shipments in Airborne's FOCUS shipping and tracking system. At year end 1998, the system was in use at approximately 10,200 domestic customer locations and 500 international customer locations. Use of LIBRA not only benefits the customer, but also lowers the Company's operating costs, since LIBRA shipment data is transferred into the Airborne FOCUS system automatically, thus avoiding duplicate data entry.

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

     The Company offers customers PC-based software designed to improve their productivity and provide convenient access to the Company's various services. LIGHTSHIP(R) Shipping and Tracking Software for Windows(R) allows customers, working from their PCs, to obtain estimated shipping rates and delivery times, prepare and print shipping labels, schedule pickups, and track the status of their shipments. The Company's WORLD DIRECTORY software provides a comprehensive catalog of worldwide shipping information including customs requirements and delivery times among other useful features.

     The Company maintains an Internet website, www.airborne.com, which provides customers a global connection to Airborne's services. The website allows customers to track the status of their shipments, locate drop boxes, obtain information regarding the Company's service offerings and documentation requirements, in addition to providing other useful information about the Company. Future website developments will allow customers to schedule pickups and create shipping labels online.

     The Company offers a number of special logistics programs to customers through Airborne Logistics Services ("ALS"), a division of ABX. ALS operates the Company's Stock Exchange and Hub Warehousing and other logistics programs. These programs provide customers the ability to maintain centralized inventories which can be managed either by Company or customer personnel. Items inventoried at Wilmington can be delivered utilizing either the Company's airline system or, if required, commercial airlines on a next-flight-out basis. ALS' Central Print program allows information to be sent electronically to customer computers located at Wilmington where Company personnel monitor printed output and ship the material according to customer instructions. ALS also provides international inventory and distribution logistic services through a logistics partner with bases in the Netherlands, Belgium, Germany, and England.


     In addition, the Company's Sky Courier operation provides expedited next-flight-out service at premium prices. Sky Courier also offers a Field Stock Exchange program where customer inventories are managed at over 100 locations around the United States and Canada.

Competition
-----------
     The market for the Company's services has been and is expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide reliable pickup and delivery, and value-added services.

     Federal Express continues to be the dominant competitor in the domestic air express business, followed by United Parcel Service. Airborne Express ranks third in shipment volume behind these two companies in the domestic express business. Other domestic air express competitors include the U.S. Postal Service's Express and Priority Mail Services and several other transportation companies offering next morning or next-plane-out delivery service. The Company also competes to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

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

Employees
---------
     As of December 31, 1998, the Company and its subsidiaries had approximately 14,300 full-time employees and 8,700 part-time and casual employees. Approximately 6,800 full-time employees (including the Company's 800 pilots) and 3,800 part-time and casual employees are employed under union contracts, primarily with locals of the International
Brotherhood of Teamsters and Warehousemen.

Labor Agreements
----------------
     Labor agreements covering approximately 52% of the Company's union ground personnel were renegotiated in 1998 for a term expiring in 2003. Agreements covering most of the Company's remaining ground personnel either expire in 1999 or are currently being renegotiated. The Company's pilots are covered by a contract which becomes amendable on July 31, 2001. Although the Company has not experienced any significant disruption from labor disputes in the past, there can be no assurance that the labor agreements currently being negotiated will be renewed without disruption or on favorable terms.

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

     The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, security procedures, training, communications, and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers who possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft which meets the requirements for aircraft design and maintenance. The Company believes it holds all airworthiness and other FAA certificates required for the conduct of its business and operation of its aircraft, although the FAA has the power to suspend or revoke such certificates for cause, including failure to comply with federal law.

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


     The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Noise Act provides that in the case of Stage 2 aircraft restrictions, the airport operator must notify air carriers of its intention to propose rules and satisfy the requirements of federal statutes before implementation of the rules. In the case of Stage 3 aircraft, the airport operator must obtain the carriers' or the government's approval of the rule prior to its adoption. The Company believes the operation of its aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, if more stringent aircraft operating regulations were adopted on a widespread basis, the Company might be required to expend substantial sums, make schedule changes or take other actions.

     The Company's aircraft currently meet all known requirements for emission levels. However, under the Clean Air Act, individual states or the Federal Environmental Protection Agency (the "EPA") may adopt regulations requiring reduction in emissions for one or more localities based on the measured air quality at such localities. The EPA has in the past proposed but not adopted regulations for portions of California calling for emission reductions through restricting the use of emission producing ground service equipment or aircraft auxiliary power units. There can be no assurance that if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on the Company.

     Under currently applicable federal aviation law, the Company's airline subsidiary could cease to be eligible to operate as an all-cargo carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens or the airline were not effectively controlled by U.S. citizens. Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-thirds of the directors and officers of an air carrier must be U.S. citizens. To the best of the Company's knowledge, foreign stockholders do not control more than 25% of the outstanding voting stock. Two of the Company's 48 officers are not U.S. citizens.

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

Financial Information Regarding International and Domestic Operations
---------------------------------------------------------------------
     Financial information relating to foreign and domestic operations for each of the three years in the period ended December 31, 1998 is presented in Note K (Segment Information) of the Notes to Consolidated Financial Statements appearing in the 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2.   PROPERTIES
--------------------
     The Company leases general and administrative office facilities located in Seattle, Washington.

     At year end the Company maintained approximately 290 domestic and 45 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.


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

     Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes F and G of the Notes to Consolidated Financial Statements appearing in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     None


ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

                              Positions and Offices Presently
Name                     Age  Held and Business Experience
----                     ---  ----------------------------
Robert S. Cline          61   Chairman and Chief Executive Officer (1984
                              to date); Vice Chairman and Chief Financial
                              Officer (1978 to 1984); Executive Vice
                              President and Chief Financial Officer (1973
                              to 1978); Senior Vice President, Finance
                              (1970 to 1973); Vice President, Finance
                              (1968 to 1970); Vice President, Finance,
                              Pacific Air Freight, Inc. (1966 to 1968)

Robert G. Brazier        61   President and Chief Operating Officer (1978
                              to date); Executive Vice President and
                              Chief Operating Officer (1973 to 1978);
                              Senior Vice President, Operations (1970 to
                              1973); Vice President, Operations (1968 to
                              1970); Vice President, Sales and
                              Operations, Pacific Air Freight, Inc. (1964
                              to 1968)

Roy C. Liljebeck         61   Chief Financial Officer (1984 to date);
                              Executive Vice President, Finance Division
                              (1979 to date); Senior Vice President (1973
                              to 1979); Treasurer (1968 to 1988)

Kent W. Freudenberger    58   Executive Vice President, Marketing
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

Raymond T. Van Bruwaene  60   Executive Vice President, Field Services
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

John J. Cella            58   Executive Vice President, International
                              Division (1985 to date); Senior Vice
                              President, International Division (1982 to
                              1985); Vice President, International Divi
                              sion (1981 to 1982); Vice President, Far
                              East (1971 to 1981)

Carl D. Donaway          47   President and Chief Executive Officer, ABX
                              Air, Inc. (1992 to date); offices held in
                              the Company:  Vice President, Business
                              Analysis (1992); Vice President, Customer
                              Support (1990 to 1992)



                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
STOCKHOLDERS MATTERS
--------------------
     The response to this Item is contained in the 1998 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

     On February 22, 1999 there were 1,306 shareholders of record of the Common Stock of the Company based on information provided by the Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
     The response to this Item is contained in the 1998 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
     The response to this Item is contained in the 1998 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
     The Company is exposed to market risks in the ordinary course of its business. These risks include interest rate risk, fuel price risk and foreign exchange risk. The following is a description of these risks and a discussion of the Company's exposure to changes in market rates and prices and related effects on fair values, earnings and cashflows.

Interest Rate Risk
------------------
     Indebtedness of the Company under its various borrowing arrangements creates interest rate risk. The Company has outstanding long-term debt of $249 million as of December 31, 1998. The Company does not have significant exposure to changes in interest rates as the majority of its long-term debt ($207 million) carries interest rates which are fixed. Remaining long-term debt ($42 million) carries variable interest rates which reprice frequently. Management does not consider this repricing risk to be significant. The Company does not currently use derivative financial instruments to manage its interest rate risk.

     The Company's sensitivity to interest rate risk can be quantified by estimating the decrease in fair value of its long-term debt through a hypothetical 10% increase in interest rates. As of December 31, 1998, a 10% increase in interest rates would have decreased fair value of the Company's long-term debt by approximately $6 million. The underlying fair value before performing the hypothetical calculation was estimated principally from quoted market prices for the same securities.

Foreign Currency Risk
---------------------
     The Company's earnings are exposed to changes in the value of the U.S. dollar relative to other foreign currencies due to the fact that the Company's services are provided in a number of foreign markets. Currency exposure may arise through the collection of revenues and payment of expenses in these foreign markets. The Company currently does not use derivative financial instruments to manage foreign currency risks.


     Foreign currency rate sensitivity can be quantified by estimating the decrease in earnings as a result of a hypothetical, uniform, 10% strengthening in the value of the U.S. dollar relative to the currencies in which the revenues and expenses are denominated. This calculation, while ignoring the potential effect on revenue and expense levels resulting from a significant change in foreign currency exchange rates, would result in an approximately $5 million dollar increase in pretax earnings from operations for the year ended December 31, 1998.

Jet Fuel Price Risk
-------------------
     The Company is inherently dependent on jet fuel to operate its fleet of aircraft and accordingly earnings are impacted by changes in jet fuel prices. For the year ended December 31, 1998 the Company consumed 182.5 million gallons of jet fuel at an average price of $.57 per gallon. Notes A, B and G of the Notes to Consolidated Financial Statements (contained in the 1998 Annual Report to Shareholders and incorporated by reference herein) describe the accounting policy, fair value and additional information regarding the Company's use of financial instruments to manage jet fuel price risk.

     Jet fuel price sensitivity can be quantified by estimating the decrease in earnings as a result of a uniform increase in average jet fuel prices applied against consumption. If jet fuel prices were to increase 10%, earnings would have decreased approximately $5 million, net of hedging settlements.

     The Company does not use derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     The response to this Item is contained in the 1998 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The response to this Item is contained in part in the Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and the information contained therein is incorporated herein by reference.

     The executive officers of the Company are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of the Company. Additional information regarding executive officers is set forth in Part I, Item 4a.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The response to this Item is contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Voting at the Meeting" and "Stock Ownership of Management" and the information contained therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     None


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)1.     Financial Statements
          --------------------
     The following consolidated financial statements of Airborne Freight Corporation and its subsidiaries as contained in its 1998 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

               Consolidated Statements of Net Earnings

               Consolidated Balance Sheets

               Consolidated Statements of Cash Flows

               Consolidated Statements of Shareholders' Equity

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

     All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)3.     Exhibits
          ---------------
      The following exhibits are filed with this report:

EXHIBIT NO. 3  Articles of Incorporation and Bylaws
---------------------------------------------------
            3(a) The Restated Certificate of Incorporation of the Company, dated as of April 28, 1998 (incorporated by reference from Exhibit 3 to the Company's Form 10-Q for the quarter ended March 31, 1998).

            3(b) The Bylaws of the Company as amended to February 4, 1997 (incorporated by reference from Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1996).

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

            4(f) Certificate of Adjustment relating to the Rights
            Agreement (see 4(d) above, incorporated by reference to Exhibit 4 to Amendment 1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on June 1, 1998).

            4(g) Form of Right Certificate relating to the Rights
            Agreement (see 4(d) above, incorporated by reference from Exhibits 2 and 3 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 1997.)

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

            10(e) Airborne Freight Corporation Directors Stock Option Plan (incorporated by reference from the Addendum to the Company's Proxy Statement for the 1991 Annual Meeting of Shareholders).

            10(f) Airborne Freight Corporation Director Stock Bonus
            Plan dated April 23, 1996 (incorporated by reference from
            Exhibit 10(a) to the Company's Form 10-Q for the quarter ended June 30, 1996).


            10(g) First Amendment to Airborne Freight Corporation
            Director Stock Bonus Plan dated as of February 3, 1998.

            10(h) Second Amendment to Airborne Freight Corporation Director Stock Bonus Plan dated as of February 3, 1998.

            10(i) Airborne Express Executive Deferral Plan dated
            January 1, 1992 (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31,
            1991).

            10(j) Airborne Express Supplemental Executive Retirement Plan dated January 1, 1992 (incorporated by reference from
            Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1991).

            10(k) Airborne Express 1995-1999 Executive Incentive
            Compensation Plan, amended as of January 1, 1997 (incorporated by reference from Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1996).

            10(l) Airborne Express 1997-1999 Executive Group Incentive Compensation Plan as of January 1, 1997 (incorporated by reference from Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1996).

            10(m) Employment Agreement dated December 15, 1983, as amended November 20, 1986, between the Company and Mr. Robert
            G. Brazier, President and Chief Operating Officer
            (incorporated by reference from Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1986).
            Substantially identical agreements exist between the Company and the other six executive officers.

            10(n) Employment Agreement dated November 20, 1986 between the Company and Mr. Lanny H. Michael, then Vice President, Treasurer and Controller (incorporated by reference from Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1986). The Company and its principal subsidiary, ABX Air, Inc., have entered into substantially identical agreements with most of their officers.

            Other Material Contracts
            ------------------------
            10(o) $240,000,000 Revolving Loan Facility dated as of November 19, 1993 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC, Inc., Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(k) to the Company's Form 10-K for the year ended December 31, 1993).

            10(p) First Amendment to Revolving Loan Facility dated as of March 31, 1995 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Seattle-First National Bank, CIBC, Inc., National City Bank, Columbus, Bank of America National Trust and Savings Association, The Bank of New York, and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1995).


            10(q) Second Amendment to Credit Agreement dated May 1,
            1996 among the Company, as borrower, and Wachovia Bank of Georgia, N.A., as Agent, and Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., United States National Bank of Oregon, Bank of America NW, N.A., CIBC, Inc., National City Bank, Columbus, as assignee of Continental Bank N.A., Bank of America National Trust and Savings Association, The Bank of New York and NBD Bank, N.A., as banks (incorporated by reference from Exhibit 10(b) to the Company's Form 10-Q for the quarter ended June 30, 1996).

            10(r) Used Aircraft Sales Agreement entered into as of December 22, 1995 between ABX Air, Inc. and KC-One, Inc; KC-Two, Inc.; and KC-Three, Inc. (incorporated by reference from
            Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1996). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

EXHIBIT NO. 12 Statements Re Computation of Ratios
--------------------------------------------------
            12    Statement re computation of ratio of total long-term debt
            to total capitalization

EXHIBIT NO. 13 Annual Report to Security Holders
------------------------------------------------
            13    Portions of the 1998 Annual Report to Shareholders of
            Airborne Freight Corporation

EXHIBIT NO. 21 Subsidiaries of the Registrant
---------------------------------------------
            21    The subsidiaries of the Company are listed in Part I of
            this report on Form 10-K for the year ended December 31, 1998.

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

Date:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert G. Brazier                /s/ Richard M. Rosenberg
-----------------------------        -----------------------------
Robert G. Brazier (Director)         Richard M. Rosenberg (Director)


/s/ Robert S. Cline                  /s/ William Swindells
-----------------------------        -----------------------------
Robert S. Cline (Director)           William Swindells (Director)


/s/ Mary A. Wilderotter
-----------------------------
Mary A. Wilderotter (Director)

EXHIBIT INDEX





Exhibit
Number                           Description
-------                          -----------


EXHIBIT NO. 10  Material Contracts

----------------------------------



 10(g)    First Amendment to Airborne Freight Corporation Director
          Stock Bonus Plan dated as of February 3, 1998.
 10(h)    Second Amendment to Airborne Freight Corporation Director
          Stock Bonus Plan dated as of February 3, 1998.




EXHIBIT NO. 12  Statements Re Computation of Ratios

---------------------------------------------------


   12 Statement re computation of ratio of total long-term debt to total capitalization




EXHIBIT NO. 13  Annual Report to Security Holders

-------------------------------------------------


   13     Portions of the 1998 Annual Report to Shareholders of
          Airborne Freight Corporation




EXHIBIT NO. 23  Consents of Experts and Counsel

-----------------------------------------------


   23     Independent Auditors' Consent




EXHIBIT NO. 27  Financial Data Schedule

---------------------------------------


   27     Financial Data Schedule
