Form 10-Q
period 1999-03-31
AIRBORNE FREIGHT CORP /DE/
filed 1999-05-13
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1999

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

     Common Stock, par value $1 per share
     Outstanding (net of 2,497,078 treasury shares)
        as of March 31, 1999                          48,606,595 shares
                                                      -----------------




               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 1999           1998
                                                 ----           ----
REVENUES:
   Domestic                                     $681,261       $662,518
   International                                  88,170         87,675
                                                --------       --------
                                                 769,431        750,193

OPERATING EXPENSES:
   Transportation purchased                      233,975        230,323
   Station and ground operations                 241,317        222,694
   Flight operations and maintenance             122,183        117,403
   General and administrative                     59,019         59,950
   Sales and marketing                            18,348         17,399
   Depreciation and amortization                  49,613         44,888
                                                --------       --------
                                                 724,455        692,657
                                                --------       --------
      EARNINGS FROM OPERATIONS                    44,976         57,536

INTEREST, NET                                      3,632          3,916
                                                --------       --------
      EARNINGS BEFORE INCOME TAXES                41,344         53,620

INCOME TAXES                                      16,100         21,260
                                                --------       --------
      NET EARNINGS                                25,244         32,360
                                                ========       ========

NET EARNINGS PER SHARE:
      BASIC                                     $    .52       $    .65
                                                ========       ========
      DILUTED                                   $    .51       $    .63
                                                ========       ========
DIVIDENDS PER SHARE                             $   .040       $   .038
                                                ========       ========

              See notes to consolidated financial statements.





               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                               March 31      December 31
                                             ------------   ------------
                                                 1999           1998
                                                 ----           ----
                                              (Unaudited)    (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   17,442     $   18,679
  Trade accounts receivable,
      less allowance of $9,640 and $10,140       327,931        323,178
  Spare parts and fuel inventory                  42,955         39,726
  Deferred income tax assets                      29,621         28,508
  Prepaid expenses and other                      24,570         25,697
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        442,519        435,788

PROPERTY AND EQUIPMENT, NET                    1,057,972      1,021,885

EQUIPMENT DEPOSITS and OTHER ASSETS               44,238         43,904
                                              ----------     ----------
TOTAL ASSETS                                  $1,544,729     $1,501,577
                                              ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  135,776     $  153,000
  Salaries, wages and related taxes               72,034         77,030
  Accrued expenses                                80,603         93,997
  Income taxes payable                            18,535          8,820
  Current portion of debt                            416            410
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   307,364        333,257

LONG-TERM DEBT                                   282,077        249,149

DEFERRED INCOME TAX LIABILITIES                   90,754         88,838

OTHER LIABILITIES                                 67,542         61,181

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 120,000,000 shares
    Issued 51,103,673 and 50,818,493 shares       51,104         50,819
  Additional paid-in capital                     298,146        293,629
  Retained earnings                              486,842        463,539
  Accumulated other comprehensive income             501            766
                                              ----------     ----------
                                                 836,593        808,753
  Treasury stock, 2,497,078 and 2,497,078        (39,601)       (39,601)
    shares, at cost                           ----------     ----------
                                                 796,992        769,152
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,544,729     $1,501,577
                                              ==========     ==========

              See notes to consolidated financial statements.





               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                      1999         1998
                                                      ----         ----
OPERATING ACTIVITIES:
  Net Earnings                                       $ 25,244     $ 32,360
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    44,745       41,302
      Provision for aircraft engine overhauls           4,868        3,586
      Deferred income taxes                               792        6,442
      Other                                             6,407       (1,076)
                                                     --------     --------
  CASH PROVIDED BY OPERATIONS                          82,056       82,614

    Change in:
      Receivables                                      (4,753)       2,428
      Inventories and prepaid expenses                 (2,102)         885
      Accounts payable                                (17,212)      (7,382)
      Accrued expenses, salaries and taxes payable     (8,675)     (28,005)
                                                     --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            49,314       50,540

INVESTING ACTIVITIES:
  Additions to property and equipment                 (80,327)     (47,949)
  Disposition of property and equipment                    29          136
  Expenditures for engine overhauls                    (4,918)      (4,238)
  Other                                                (1,130)      (2,088)
                                                     --------     --------
  NET CASH USED IN INVESTING ACTIVITIES               (86,346)     (54,139)

FINANCING ACTIVITIES:
  Proceeds (payments) on bank notes, net               33,000       (1,500)
  Principal payments on debt                              (66)         (62)
  Proceeds from common stock issuance                   4,802        3,678
  Dividends paid                                       (1,941)      (1,876)
                                                     --------     --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            35,795          240
                                                     --------     --------

NET DECREASE IN CASH                                   (1,237)      (3,359)

CASH AT JANUARY 1                                      18,679       25,525
                                                     --------     --------
CASH AT MARCH 31                                     $ 17,442     $ 22,166
                                                     ========     ========

              See notes to consolidated financial statements.





               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999 (Unaudited)

NOTE A--SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 1999 presentation.

NOTE B--LONG-TERM DEBT:

Long-term debt consists of the following:

                                              March 31      December 31
                                                1999           1998
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                      $ 45,000       $      -
  Notes payable                                17,000         29,000
  Senior notes                                200,000        200,000
  Revenue bonds                                13,200         13,200
  Other debt                                    7,293          7,359
                                             --------       --------
                                              282,493        249,559
Less current portion                              416            410
                                             --------       --------
                                             $282,077       $249,149
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

Weighted average shares outstanding used in earnings per share computations were as follows:
                                              Three Months Ended
                                              ------------------
                                                   March 31
                                                   -------
                                             1999            1998
                                             ----            ----
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                   48,479,073        50,026,298
  Diluted                                 49,352,658        51,181,203




NOTE D-SEGMENT INFORMATION

The Company has organized its business into two reportable operating segments. The domestic segment derives its revenues from the door-to-door delivery of small packages and documents throughout the United States, Canada, and Puerto Rico. Domestic operations are supported principally by Company operated aircraft and facilities. The international segment derives its revenues from express door-to-door delivery and a variety of freight services. International revenues are recognized on shipments where the origin and/or destination is outside of locations supported by the domestic segment. The Company uses a variable cost approach to delivering international services through use of existing commercial airline capacity in connection with its domestic network and independent express and freight agents in locations not currently served by Company-owned foreign operations.

The following is a summary of key segment information (in thousands):
                                              Three Months Ended
                                              ------------------
                                                   March 31
                                                   -------
                                             1999            1998
                                             ----            ----
SEGMENT REVENUES:
  Domestic                                  $681,261          $662,518
  International                               88,170            87,675
                                          ----------        ----------
                                            $769,431          $750,193
                                          ==========        ==========
SEGMENT EARNINGS FROM OPERATIONS:
  Domestic                                   $44,348           $58,347
  International                                  628              (811)
                                          ----------        ----------
                                             $44,976           $57,536
                                          ==========        ==========


NOTE E-OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the three month period ended March 31, 1999 (in thousands):
                                                     Income Tax
                                            Before    (Expense)    Net of
                                             Tax     or Benefit     Tax
                                            ------   ----------    ------
Unrealized securities losses arising
   during the period                      $  (361)   $    139    $  (222)
Less: Reclassification adjustment for
   gains realized in net income               (65)         25        (40)
                                          -------     -------     -------
Net unrealized securities losses             (426)        164       (262)
Foreign currency translation adjustments       (6)          3         (3)
                                          -------     -------     -------
Other comprehensive income                $  (432)    $   167     $ (265)
                                          =======     =======     =======




NOTE F-NEW ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal year 2000. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

Under the cash flow hedge provisions of SFAS No. 133, the Company will be required to record the contracts at fair value, with corresponding changes in fair value recorded as a component of other comprehensive income. The Company has not adopted the provisions of SFAS No. 133 as of March 31, 1999. However, if the provisions of the statement had been adopted, a cumulative charge of $74,000, net of tax, would have been recorded to shareholder's equity and a credit to comprehensive income of approximately $2,490,000 would have been reported for the three month period ended March 31, 1999.





                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the first quarter of 1999 was below management's expectations. A growth rate of less than 1% in domestic shipments, and additional operating expenses related to a couple of periods of severe weather were factors impacting operating results. Also, from a comparative standpoint, the first quarter of 1998 is a difficult comparison as domestic volume was very strong and winter weather was probably as mild as ever experienced in a first quarter.

Net earnings for the first quarter of 1999 were $25.2 million, or $.51 per share on a diluted basis, compared to net earnings of $32.4 million, or $.63 per share for the comparable period of 1998. The Company estimates that weather related costs in excess of normal expenditures reduced earnings by at least $.06 per share in the first quarter of 1999.


The following table sets forth selected shipment and revenue data for the periods indicated:

                                        Three Months Ended March 31
                                        ---------------------------
                                            1999           1998
                                            ----           ----
Shipments (in thousands):
   Domestic
     Overnight                             46,321         45,759
     Next Afternoon Service                14,684         14,383
     Second Day Service                    17,814         18,011
     100 Lbs. and Over                         75             91
                                           ------         ------
     Total Domestic                        78,894         78,244
                                           ------         ------
   International
     Express                                1,577          1,389
     Freight                                   99            110
                                           ------         ------
     Total International                    1,676          1,499
                                           ------         ------
   Total Shipments                         80,570         79,743
                                           ======         ======
Average Pounds per Shipment:
   Domestic                                  4.21           4.36
   International                            43.12          44.15

Average Revenue per Pound:
   Domestic                                $ 2.02         $ 1.92
   International                           $ 1.20         $ 1.31

Average Revenue per Shipment:
   Domestic                                $ 8.64         $ 8.46
   International                           $52.60         $58.49





Total shipments increased 1.0% in the first quarter of 1999 compared to 15.6% in the first quarter of 1998. Total revenues increased 2.6% in the first quarter of 1999 compared to 14.4% in the first quarter of 1998.

Domestic revenue growth for the first quarter of 1999 was impacted by the relatively flat growth in all categories of domestic shipments. Domestic revenues increased 2.8% in the first quarter of 1999 compared to 17.9% in the comparable period of 1998. Although the growth rate in domestic revenue was much lower than last year, the fact that it exceeded the growth rate in shipments for the quarter continues a positive trend related to the Company's continuing focus on yield enhancements. The average revenue per domestic shipment increased 2.1% to $8.64 in the first quarter of 1999 compared to the first quarter of 1998.

Overnight shipments accounted for 58.7% of total domestic shipments in the first quarter of 1999, comparable to the overnight shipment percentage achieved in the first quarter of 1998. The higher yielding overnight shipments increased 1.2% in the first quarter of 1999, compared to 15.4% in the corresponding 1998 period. The Company's Next Afternoon Service shipments increased 2.1% and the Second Day Service shipments decreased 1.1% in 1998 compared to growth of 18.2% and 13.9%, respectively, in the first quarter of 1998.

International revenues increased 0.6% in the first quarter of 1999 compared to a decrease of 6.1% in the comparable period of 1998. Shipments in the heavier weight, higher revenue per shipment freight segment decreased 10.2% in the first quarter of 1999. Mitigating some of the weakness in freight volumes, the Company experienced strong growth in its international express segment. International express shipments increased 13.6% in the first quarter of 1999 compared to 17.6% in the corresponding period of 1998. International segment contribution to earnings from operations was $.6 million for the first quarter of 1999 compared to a loss of $.8 million in the comparable period of 1998.

Operating expenses as a percentage of revenues were 94.2% for the first quarter of 1999 compared to 92.3% in the corresponding period of 1998 and 92.4% for all of 1998. The Company experienced a 3.0% decline in productivity for the first quarter of 1999, compared to the first quarter of 1998, as measured by shipments handled per paid employee hour. Additional operating costs related to severe weather, primarily in station and ground and flight operations costs, and the decline in productivity were significant factors having a negative impact on 1999 operating results. Operating cost per shipment handled increased 3.5% to $8.99 for the first quarter of 1999 compared to the first quarter of 1998. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 30.4% in the first quarter of 1999 compared to 30.7% in the comparable period of 1998. This decrease was primarily due to commercial airline costs which were lower in total and as a percentage of total revenues in the first quarter of 1999 due to the decline in international freight shipments.

Station and ground expense increased to 31.4% of revenues in the first quarter of 1999 compared to 29.7% in the first quarter of 1998. The decline in productivity and the weather related costs incurred in the quarter had a negative impact on this category of expense.

Flight operations and maintenance expense as a percentage of revenues during the first quarter of 1999 was 15.9%, compared to 15.6% in the first quarter of 1998. The average aviation fuel price for the first quarter of 1999 was $.49 per gallon compared to $.62 per gallon in the first quarter of 1998. Aviation fuel consumption increased to 44.6 million gallons in the first quarter of 1999, a 1.1% increase over the first quarter of 1998. As a result of fuel hedging contracts, the Company incurred $2.4 million of expense in the first quarter of 1999 compared to $1.0 million in the first quarter of 1998. Offsetting the lower fuel costs were higher costs associated with periodic aircraft maintenance checks and weather related expenses.

General and administrative expense was 7.7% of revenues in the first quarter of 1999 compared to 8.0% in the comparable period of 1998. This category of cost decreased in total and as a percentage of revenues primarily due to the continued strong cost controls over labor and discretionary costs.

The increase in depreciation and amortization expense in the first quarter of 1999 is due in large part to the increased number of aircraft in service since the first quarter of 1998.

Interest expense in the first quarter of 1999 was lower than the first quarter of 1998 due to the higher level of capitalized interest expense in the first quarter of 1999. Also, the benefit of lower average effective interest rates was offset by the impact of modestly higher levels of average outstanding borrowings in the first quarter of 1999 compared to the similar period of 1998.

The Company's effective tax rate was 38.9% in the first quarter of 1999 compared to 39.7% in the first quarter of 1998 and 38.0% for all of 1998.


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

Modifications to the Company's critical operational and financial systems and conversions to new software were substantially complete at the end of 1998. Testing of these critical systems and software as well as remediation efforts and related testing on less critical applications are scheduled to be completed before July 1999.

As part of the compliance program, the Company has also initiated communications with third parties - primarily customers, vendors, airport authorities, and other governmental agencies (domestic and foreign), including the Federal Aviation Administration - whose failure to have Year 2000 compliant systems could have an adverse impact on the Company's operations. The Company is scheduling testing of customer interfaces of shipment information as this data is critical to providing services and billing.

Although the Company does not believe the Year 2000 issue will have a material impact on its operations, there can be no guarantee that the Company's or any third party's Year 2000 remediation efforts will be fully compliant. If noncompliance is extensive and, in the worse case, involves some form of temporary suspension of operations, this could have a material adverse effect on the Company's business, financial condition and results of operations.

In an attempt to mitigate the risk of noncompliance, the Company is in the process of developing contingency plans regarding critical systems should they fail to become Year 2000 compliant. These plans are focusing on the Company's own critical operational and financial systems as well as customer interfaces of shipment information. Contingency plans covering the failure of material third party systems will also be developed as their status of readiness becomes fully known.

Management estimates the total cost of the Year 2000 compliance program to be approximately $4.0 million, of which $2.0 million has been incurred through March 31, 1999. Total information technology costs are not expected to differ from the normal recurring costs that are incurred for systems development, in part due to the reallocation of internal resources and the deferral of other projects. These costs could differ if either the scope or schedule of the compliance program is altered. Funding of the compliance program is from internal cash flows.


LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of change in working capital for the first quarter of 1999 was $49 million, compared to $51 million in the first quarter of 1998.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $350 million in 1999. During the first quarter of 1999, total capital expenditures net of dispositions were $80 million. Cash provided by operations and bank borrowings were the primary sources for funding capital expenditures in the first quarter of 1999.

The Company's strong operating cash flow is a major source of liquidity. Also, the Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. With the higher level of capital expenditures in 1999 compared to 1998, reliance on the bank facilities has increased, with a total of $62.0 million outstanding at March 31, 1999 under the revolving bank credit and money market credit lines, compared to $29.0 million outstanding at December 31, 1998 and $28.5 million outstanding at March 31, 1998.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 1999 operations should provide adequate flexibility to finance anticipated capital expenditures for the balance of 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 1998. See Note F of the Notes to Consolidated Financial Statements to this Form 10-Q for further discussion regarding the Company's fuel hedging activities.





                        PART II. OTHER INFORMATION
                        --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of Airborne Freight Corporation was held at The Westin Hotel, 1900 Fifth Avenue, Seattle, Washington 98101 on April 27, 1999. A total of 44,662,944 shares were represented at the meeting comprising 92.0% of the outstanding shares of the Company entitled to vote at the meeting on the record date (February 22, 1999).

The following directors were duly elected for terms ending in 2002, in each case by an affirmative vote in excess of 99.7% of the shares represented at the meeting:
                                      Number of Shares
                                         Voted For
                                         ---------
     Robert G. Brazier                  44,551,577
     James H. Carey                     44,541,915
     Andrew B. Kim                      44,551,173

The following are continuing directors with terms expiring as indicated:

     Terms Expiring in 2000             Terms Expiring in 2001
     ----------------------             ----------------------
     Robert S. Cline                    Andrew F. Brimmer
     Richard M. Rosenberg               Harold M. Messmer
     William Swindells                  Mary Agnes Wilderotter

Additionally, Andrew F. Brimmer retired from the Board of Directors following the annual meeting because he had reached the age of 72.
Rosalie J. Wolf, Treasurer and Chief Investment Officer of The Rockefeller Foundation, was appointed to the Board replacing Mr. Brimmer.

The shareholders, by an affirmative vote in excess of 66.0% of the votes cast at the meeting, approved a non-binding request that the Board of Directors take all necessary steps to elect the entire Board of Directors each year as set forth in the proxy statement.

The Airborne Board of Directors on the same date, April 27, 1999, reelected all existing executive officers, including Robert S. Cline as Chairman and Chief Executive Officer, and Robert G. Brazier as President and Chief Operating Officer.

The Board of Directors also declared a quarterly cash dividend of $0.04 per share on the Common Stock of the Company payable on May 25, 1999 to shareholders of record on May 11, 1999.

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

Date:     5/13/99                       /s/Roy C. Liljebeck
          -------                       --------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:     5/13/99                       /s/Lanny H. Michael
          -------                       -------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
