Form 10-Q
period 1999-06-30
AIRBORNE FREIGHT CORP /DE/
filed 1999-08-12
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1999

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

     Common Stock, par value $1 per share

     Outstanding (net of 2,497,078 treasury shares)
          as of June 30, 1999                          48,635,206 shares
                                                       -----------------

                  AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                          Three Months Ended            Six Months Ended
                                          ------------------            ----------------
                                                June 30                      June 30
                                                -------                      -------
                                           1999        1998            1999          1998
                                           ----        ----            ----          ----
REVENUES:
  Domestic                               $686,395      $672,378     $1,367,656      $1,334,896
  International                            92,913        91,759        181,083         179,434
                                         --------      --------     ----------      ----------
                                          779,308       764,137      1,548,739       1,514,330

OPERATING EXPENSES:
  Transportation purchased                238,197       234,797        472,172         465,120
  Station and ground operations           238,517       228,282        479,834         450,976
  Flight operations and maintenance       123,620       117,480        245,803         234,883
  General and administrative               61,172        61,940        120,191         121,890
  Sales and marketing                      18,603        17,569         36,951          34,968
  Depreciation and amortization            50,980        45,182        100,593          90,070
                                         --------      --------     ----------      ----------
                                          731,089       705,250      1,455,544       1,397,907
                                         --------      --------     ----------      ----------
    EARNINGS FROM OPERATIONS               48,219        58,887         93,195         116,423

INTEREST, NET                               4,047         2,960          7,679           6,876
                                         --------      --------     ----------      ----------
    EARNINGS BEFORE INCOME TAXES           44,172        55,927         85,516         109,547

INCOME TAXES                               17,150        22,100         33,250          43,360
                                         --------      --------     ----------      ----------
    NET EARNINGS                         $ 27,022      $ 33,827     $   52,266      $   66,187
                                         ========      ========     ==========      ==========

NET EARNINGS PER SHARE:
    Basic                                $    .56      $    .67     $     1.08      $     1.32
                                         ========      ========     ==========      ==========
    Diluted                              $    .55      $    .66     $     1.06      $     1.29
                                         ========      ========     ==========      ==========
DIVIDENDS PER SHARE                      $   .040      $   .040     $     .080      $     .078
                                         ========      ========     ==========      ==========

                 See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                June 30      December 31
                                                -------      -----------
                                                  1999           1998
                                                  ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $   19,294     $   18,679
  Trade accounts receivable,
    less allowance of $9,840 and $10,140         320,617        323,178
  Spare parts and fuel inventory                  43,160         39,726
  Deferred income tax assets                      30,773         28,508
  Prepaid expenses and other                      27,424         25,697
                                              ----------     ----------
     TOTAL CURRENT ASSETS                        441,268        435,788

PROPERTY AND EQUIPMENT, NET                    1,075,786      1,021,885

EQUIPMENT DEPOSITS and OTHER ASSETS               47,445         43,904
                                              ----------     ----------
TOTAL ASSETS                                  $1,564,499     $1,501,577
                                              ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  134,997     $  153,000
  Salaries, wages and related taxes               81,383         77,030
  Accrued expenses                                79,834         93,997
  Income taxes payable                            12,246          8,820
  Current portion of debt                            423            410
                                              ----------     ----------
     TOTAL CURRENT LIABILITIES                   308,883        333,257

LONG-TERM DEBT                                   268,969        249,149

DEFERRED INCOME TAX LIABILITIES                   91,873         88,838

OTHER LIABILITIES                                 72,278         61,181

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares,
   no shares issued
  Common stock, par value $1 per share -
   Authorized 120,000,000 shares
   Issued 51,132,284 and 50,818,493 shares        51,132         50,819
  Additional paid-in capital                     298,464        293,629
  Retained earnings                              511,919        463,539
  Accumulated other comprehensive income             582            766
                                              ----------     ----------
                                                 862,097        808,753
  Treasury stock, 2,497,078 and 2,497,078        (39,601)       (39,601)
   shares, at cost                            ----------     ----------
                                                 822,496        769,152
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,564,499     $1,501,577
                                              ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                     ----------------
                                                          June 30
                                                     ----------------
                                                     1999        1998
                                                     ----        ----
OPERATING ACTIVITIES:
  Net Earnings                                     $ 52,266   $ 66,187
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                   90,632     82,412
     Provision for aircraft engine overhauls          9,961      7,658
     Deferred income taxes                              770     10,649
     Other                                           11,190     14,695
                                                   --------   --------
  CASH PROVIDED BY OPERATIONS                       164,819    181,601

   Change in:
     Receivables                                      2,561     11,851
     Inventories and prepaid expenses                (5,161)    (3,613)
     Accounts payable                               (18,003)       512
     Accrued expenses, salaries & taxes payable      (6,384)   (37,922)
                                                   --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         137,832    152,429

INVESTING ACTIVITIES:
  Additions to property and equipment              (147,748)  (126,377)
  Dispositions of property and equipment                390        633
  Expenditures for engine overhauls                  (8,620)    (8,471)
  Other                                              (2,334)    (1,811)
                                                   --------   --------
  NET CASH USED BY INVESTING ACTIVITIES            (158,312)  (136,026)

FINANCING ACTIVITIES:
  Proceeds (payments) on bank notes, net             20,000    (27,500)
  Principal payments on debt                           (167)      (155)
  Proceeds from common stock issuance                 5,148      6,535
  Dividends paid                                     (3,886)    (3,886)
                                                   --------   --------
  NET CASH PROVIDED (USED) BY FINANCING              21,095    (25,006)
ACTIVITIES
                                                   --------   --------
NET INCREASE (DECREASE) IN CASH                         615     (8,603)

CASH AT JANUARY 1                                    18,679     25,525
                                                   --------   --------
CASH AT JUNE 30                                    $ 19,294   $ 16,922
                                                   ========   ========

See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1999
                                (Unaudited)

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

NOTE B - LONG-TERM DEBT:

Long-term debt consists of the following:

                                              June 30      December 31
                                              -------      -----------
                                                1999           1998
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                        $ 40,000       $      -
  Notes payable                                   9,000         29,000
  Senior notes                                  200,000        200,000
  Revenue bonds                                  13,200         13,200
  Other debt                                      7,192          7,359
                                               --------       --------
                                                269,392        249,559
Less current portion                                423            410
                                               --------       --------
                                               $268,969       $249,149
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

Weighted average shares outstanding used in earnings per share computations were as follows:
                            Three Months Ended           Six Months Ended
                            ------------------           ----------------
                                  June 30                     June 30
                                  -------                     -------
                            1999          1998          1999          1998
                            ----          ----          ----          ----
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                  48,616,630      50,220,364    48,547,851    50,123,331
  Diluted                49,333,901      51,288,921    49,343,279    51,235,062


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

The following is a summary of key segment information (in thousands):
                         Three Months Ended          Six Months Ended
                         ------------------          ----------------
                              June 30                    June 30
                              -------                    -------
                         1999          1998         1999          1998
                         ----          ----         ----          ----
SEGMENT REVENUES:
  Domestic             $686,395        $672,378    $1,367,656   $1,334,896
  International          92,913          91,759       181,083      179,434
                     ----------      ----------    ----------   ----------
                       $779,308        $764,137    $1,548,739   $1,514,330
                     ==========      ==========    ==========   ==========
SEGMENT EARNINGS
FROM OPERATIONS:
  Domestic              $46,442         $57,192       $90,788     $115,541
  International           1,777           1,695         2,407          882
                     ----------      ----------    ----------   ----------
                        $48,219         $58,887       $93,195     $116,423
                     ==========      ==========    ==========   ==========


NOTE E-OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the three and six month period ended June 30, 1999 (in thousands):
                                   Three Months Ended June 30, 1999  Six Months Ended June 30, 1999
                                   --------------------------------  ------------------------------
                                             Income Tax                        Income Tax
                                    Before    (Expense)    Net of     Before   (Expense)   Net of
                                      Tax    or Benefit      Tax       Tax     or Benefit    Tax
                                    ------   ----------    ------     ------   ----------  ------
Unrealized securities gains
(losses) arising during the period   $ 212       $(82)     $ 130       $(148)      $ 57     $ (91)
Less: Reclassification adjustment
for gains realized in net income       (77)        30        (47)       (142)        55       (87)
                                     ------    ------      ------      ------    ------     ------
Net unrealized securities gains
(losses)                               135        (52)        83        (290)       112      (178)
Foreign currency translation
adjustments                             20        (22)        (2)         14        (20)       (6)
                                     ------    ------      ------      ------    ------     ------
Other comprehensive income           $ 155       $(74)     $  81       $(276)      $ 92     $(184)
                                     ======     ======     ======      ======    ======     ======

NOTE F-NEW ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended by SFAS No. 137, this statement will be effective for fiscal year 2001. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

Under the cash flow hedge provisions of SFAS No. 133, the Company will be required to record the contracts at fair value, with corresponding changes in fair value recorded as a component of other comprehensive income. The Company has not adopted the provisions of SFAS No. 133 as of June 30, 1999. However, if the provisions of the statement had been adopted, a cumulative charge of $136,000, net of tax, would have been recorded to shareholders' equity and a credit to comprehensive income of approximately $210,000 and $2,700,000 would have been reported for the three and six month periods ended June 30, 1999, respectively.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the second quarter and the first six months of 1999 resulted in operating income and net earnings below that of the comparable periods of 1998. The lack of growth in domestic shipments experienced in the first quarter of 1999 continued through the second quarter. While the yield on domestic shipments continued to improve, the average operating cost per shipment increased at a faster rate than the average revenue per shipment. These factors combined with a decline in productivity had a negative impact on operating performance in the first six months of 1999.

Net earnings for the second quarter of 1999 were $27.0 million, or $.55 per share on a diluted basis, on revenues of $779 million, compared to $33.8 million, or $.66 per share on revenues of $764 million, for the second quarter of 1998. Net earnings for the first six months of 1999 were $52.3 million, or $1.06 per share on revenues of $1.55 billion, compared to $66.2 million, or $1.29 per share on revenues of $1.51 billion for the corresponding period in 1998.




The following table sets forth selected shipment and revenue data for the periods indicated:

                                  Three Months Ended                        Six Months Ended
                                  ------------------                        ----------------
                                       June 30                                   June 30
                                       --------              %                   -------              %
                                  1999         1998       Change            1999         1998      Change
                                  ----         ----       ------            ----         ----      ------
Shipments (in thousands):
  Domestic
    Overnight                    46,422          46,632    (0.5%)          92,743          92,391    0.4%
    Next Afternoon Service       14,132          14,718    (4.0%)          28,816          29,101   (1.0%)
    Second Day Service           17,897          17,673     1.3%           35,711          35,684    0.1%
    100 Lbs. and Over                73              87   (16.1%)             148             178  (16.9%)
                                 ------          ------                   -------         -------
    Total Domestic               78,524          79,110    (0.7%)         157,418         157,354    0.0%
                                 ------          ------                   -------         -------
  International
    Express                       1,636           1,507     8.6%            3,213           2,896   10.9%
    Freight                         101             113   (10.6%)             200             223  (10.3%)
                                 ------          ------                   -------         -------
    Total International           1,737           1,620     7.2%            3,413           3,119    9.4%
                                 ------          ------                   -------         -------
  Total Shipments                80,261          80,730    (0.6%)         160,831         160,473    0.2%
                                 ======          ======                   =======         =======
Average Pounds per Shipment:
  Domestic                         4.18            4.22    (0.9%)            4.19            4.29   (2.3%)
  International                   44.68           41.62     7.4%            43.92           42.85    2.5%

Average Revenue per Pound:
  Domestic                        $2.06           $1.98     4.0%            $2.04           $1.95    4.6%
  International                   $1.18           $1.34   (11.9%)           $1.19           $1.33  (10.5%)

Average Revenue per Shipment:
  Domestic                        $8.74           $8.49     2.9%            $8.69           $8.48    2.5%
  International                  $53.49          $56.64    (5.6%)          $53.06          $57.53   (7.8%)

Total revenues increased 2.0% and 2.3% in the second quarter and first half of 1999, respectively, compared to the same periods of 1998. Total shipment growth was flat for the first half of 1999 over the first half of 1998, and decreased 0.6% in the second quarter of 1999 compared to the second quarter of 1998.

Domestic revenue growth for the second quarter and the first half of 1999 was impacted by the relatively flat growth in all categories of domestic shipments. Domestic revenues increased 2.1% and 2.5% in the second quarter and first half of 1999, respectively, compared to 9.9% and 13.7% in the comparable periods of 1998. Although the growth rate in domestic revenue was much lower than last year, the fact that it exceeded the growth rate in shipments for the first half of the year continues a positive trend. The average revenue per domestic shipment increased 2.9% to $8.74 in the second quarter of 1999 compared to the second quarter of 1998.

Overnight shipments accounted for 59.1% of total domestic shipments in the second quarter of 1999, comparable to the overnight shipment percentage achieved in the second quarter of 1998. The higher yielding overnight shipments decreased 0.5% in the second quarter of 1999, compared to a 10.3% increase in the corresponding 1998 period. The Company's Next Afternoon Service shipments decreased 4.0% and the Second Day Service shipments increased 1.3% in 1999 compared to growth of 7.3% and 6.1%, respectively, in the second quarter of 1998.

The Company began a pilot program in mid-July, 1999 to test a new service for business to residential delivery. This service, referred to as Airborne@Home, will target shipments from Internet, catalog, and mail order businesses which are primarily directed to residential delivery. Delivery of this product will be accomplished through an arrangement with the U.S. Postal Service. The pilot program for Airborne@Home will be evaluated on an ongoing basis to determine longer-term application.

International revenues increased 1.3% and .9% in the second quarter and first six months of 1999, respectively, compared to a decrease of 9.0% and 7.6% in the comparable periods of 1998. Shipments in the heavier weight, higher revenue per shipment freight segment decreased 10.6% in the second quarter of 1999. Mitigating some of the weakness in freight volumes, the Company experienced strong growth in its international express segment. International express shipments increased 8.6% in the second quarter of 1999. International segment contribution to earnings from operations was $1.8 million and $2.4 million for the second quarter and first half of 1999, respectively, compared to $1.7 million and $.9 million in the comparable periods of 1998.

Operating expenses as a percentage of revenues were 93.8% and 94.0% for the second quarter and first six months of 1999, respectively, compared to 92.3% in both the second quarter and first six months of 1998, and 92.4% for all of 1998. Operating cost per shipment handled increased 3.9% to $9.05 for the first six months of 1999 compared to the first six months of 1998. The operating cost per shipment for the second quarter of 1999 increased 4.3% to $9.11, compared to the second quarter of 1998.
Relatively flat shipment growth had a negative impact on productivity. The Company experienced a decline of 2.7% and 2.8% in productivity for the second quarter and first half of 1999, respectively, compared to the same periods of 1998, as measured by shipments handled per paid employee hour. The decline in year to date productivity and additional first quarter 1999 weather related costs were significant factors having a negative impact on 1999 operating results. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 30.5% in the first six months of 1999 compared to 30.7% in the comparable period of 1998. This decrease was primarily due to commercial airline costs which were lower in total and as a percentage of total revenues in the first six months of 1999 due to the decline in international freight shipments.

Station and ground expense increased to 31.0% of revenues in the first six months of 1999 compared to 29.8% in the first six months of 1998. The decline in productivity and the weather related costs incurred in the first quarter had a negative impact on this category of expense.

Flight operations and maintenance expense as a percentage of revenues during the first half of 1999 was 15.9%, compared to 15.5% in the first six months of 1998. Aviation fuel consumption decreased to 44.4 million gallons in the second quarter of 1999, a 2.6% decrease over the second quarter of 1998. For the first six months of 1999, aviation fuel consumption of 89.1 million gallons decreased .8% from the first six months of 1998. The average aviation fuel price for the second quarter and first six months of 1999 was $.58 and $.54 per gallon, respectively, compared to $.57 and $.60 per gallon, respectively, in the comparable periods of 1998. As a result of fuel hedging contracts, the Company incurred $2.4 million of expense in the first six months of 1999 compared to $1.0 million in the first six months of 1998.

General and administrative expense was 7.8% of revenues in the first six months of 1999 compared to 8.0% in the comparable period of 1998. This category of cost decreased in total and as a percentage of revenues primarily due to lower profit sharing and management incentive compensation costs. These lower costs are a result of reduced levels of operating earnings in comparison to the first six months of 1998.

The increase in depreciation and amortization expense in the first six months of 1999 is due in large part to the increased number of aircraft in service since the first half of 1998.

Interest expense in the first six months of 1999 was higher than the first six months of 1998, primarily as the result of higher levels of average outstanding borrowings which offset the benefit of lower average effective interest rates realized.

The Company's effective tax rate was 38.9% in the first six months of 1999 compared to 39.6% in the first six months of 1998 and 38.0% for all of 1998. The Company anticipates the effective tax rate for all of 1999 will be in a range comparable to the first six months of 1999.

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

Modifications to the Company's critical operational and financial systems and conversions to new software were substantially complete at the end of 1998. Testing of these critical systems and software as well as remediation efforts and related testing on less critical applications have been substantially completed.

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

Although the Company does not believe the Year 2000 issue will have a material impact on its operations, there can be no guarantee that the Company's or any third party's Year 2000 remediation efforts will be fully compliant. If noncompliance is extensive and, in the worse case, involves some form of temporary suspension of operations, this could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes however, the most likely worst case scenario would include pickup or delivery delays in a particular geographic location or locations.

To assist in mitigating the risk of noncompliance, the Company has and continues to develop contingency plans regarding critical systems should they fail to become Year 2000 compliant. These plans are focusing on the Company's own critical operational and financial systems as well as customer interfaces of shipment information. The contingency plans include, among other things, the development of systems rollover check plans and manual procedures to be performed by field and headquarters personnel in the event of communications systems failures.

Management estimates the total cost of the Year 2000 compliance program to be approximately $4.0 million, of which $3.3 million has been incurred through June 30, 1999. Total information technology costs are not expected to differ from the normal recurring costs that are incurred for systems development, in part due to the reallocation of internal resources and the deferral of other projects. Funding of the compliance program is from internal cash flows.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of change in working capital for the first six months of 1999 was $138 million, compared to $152 million in the first six months of 1998.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $350 million in 1999. During the first half of 1999, total capital expenditures net of dispositions were $147 million. Cash provided by operations and bank borrowings were the primary sources for funding capital expenditures in the first half of 1999.

The Company's strong operating cash flow is a major source of liquidity. Also, the Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. With the higher level of capital expenditures in 1999 compared to 1998, reliance on the bank facilities has increased, with a total of $49.0 million outstanding at June 30, 1999 under the revolving bank credit and money market credit lines, compared to $29.0 million outstanding at December 31, 1998 and $2.5 million outstanding at June 30, 1998.

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


Date:               8/12/99             /s/Roy C. Liljebeck
                    -------             -------------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer


Date:               8/12/99             /s/Lanny H. Michael
                    -------             -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller
