Form 10-Q
period 1999-09-30
AIRBORNE FREIGHT CORP /DE/
filed 1999-11-15
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission File Number 1-6512

AIRBORNE FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-0837469 (I.R.S. Employer Identification No.)

3101 Western Avenue
P.O. Box 662
Seattle, Washington 98111-0662
(Address of principal executive offices)

Registrant's telephone number, including area code: (206) 285-4600

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding

Common Stock, $1.00 par value	48,641,606
(net of 2,491,078 treasury shares) as of September 30, 1999

AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES Consolidated Statements of Net Earnings (Dollars in thousands except per share amounts) (Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
REVENUES:
Domestic	$696,116	$678,650	$2,063,772	$2,013,546
International	89,482	90,432	270,565	269,866

	785,598	769,082	2,334,337	2,283,412

OPERATING EXPENSES:
Transportation purchased	240,738	237,503	712,910	702,623
Station and ground operations	242,083	228,339	721,917	679,315
Flight operations and maintenance	129,565	121,102	375,368	355,985
General and administrative	59,673	62,811	179,864	184,701
Sales and marketing	20,504	18,288	57,455	53,256
Depreciation and amortization	53,852	45,954	154,445	136,024

	746,415	713,997	2,201,959	2,111,904

EARNINGS FROM OPERATIONS	39,183	55,085	132,378	171,508
INTEREST, NET	4,709	3,005	12,388	9,881

EARNINGS BEFORE INCOME TAXES	34,474	52,080	119,990	161,627
INCOME TAXES	12,870	19,267	46,120	62,627

NET EARNINGS	$21,604	$32,813	$73,870	$99,000

NET EARNINGS PER SHARE: Basic	$.44	$.66	$1.52	$1.98

Diluted	$.44	$.65	$1.50	$1.94

DIVIDENDS PER SHARE	$.040	$.040	$.120	$.118

See notes to consolidated financial statements.

AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands)
	September 30, 1999	December 31, 1998
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$20,650	$18,679
Trade accounts receivable, less allowance of $9,840 and $10,140	325,302	323,178
Spare parts and fuel inventory	46,089	39,726
Deferred income tax assets	31,715	28,508
Prepaid expenses and other	27,743	25,697

TOTAL CURRENT ASSETS	451,499	435,788
PROPERTY AND EQUIPMENT, NET	1,106,106	1,021,885
EQUIPMENT DEPOSITS and OTHER ASSETS	45,741	43,904

TOTAL ASSETS	$1,603,346	$1,501,577

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,088	$153,000
Salaries, wages and related taxes	69,119	77,030
Accrued expenses	88,860	93,997
Income taxes payable	2,287	8,820
Current portion of debt	431	410

TOTAL CURRENT LIABILITIES	294,785	333,257

LONG-TERM DEBT	298,858	249,149
DEFERRED INCOME TAX LIABILITIES	97,997	88,838
OTHER LIABILITIES	69,568	61,181
SHAREHOLDERS' EQUITY:
Preferred Stock, without par value - Authorized 5,200,000 shares, no shares issued
Common Stock, par value $1 per share - Authorized shares 120,000,000 Issued 51,132,684 and 50,818,493 shares	51,133	50,819
Additional paid-in capital	298,535	293,629
Retained earnings	531,577	463,539
Accumulated other comprehensive income	484	766

	881,729	808,753
Treasury stock, 2,491,078 and 2,497,078 shares, at cost	(39,591)	(39,601)

	842,138	769,152

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,603,346	$1,501,577

See notes to consolidated financial statements.

AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited, in thousands)
	Nine Months Ended September 30
	1999	1998
OPERATING ACTIVITIES:
Net Earnings	$73,870	$99,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139,300	124,002
Provision for aircraft engine overhauls	15,145	12,022
Deferred income taxes	5,952	14,184
Other	8,526	8,535

CASH PROVIDED BY OPERATIONS	242,793	257,743

Change in:
Receivables	(2,124)	5,960
Inventories and prepaid expenses	(8,409)	(1,341)
Accounts payable	(18,912)	(1,600)
Accrued expenses salaries and taxes payable	(19,581)	(24,176)

NET CASH PROVIDED BY OPERATING ACTIVITIES	193,767	236,586

INVESTING ACTIVITIES:
Additions to property and equipment	(226,429)	(193,497)
Dispositions of property and equipment	1,855	951
Expenditures for engine overhauls	(13,054)	(15,521)
Other	(3,296)	(1,367)

NET CASH USED BY INVESTING ACTIVITIES	(240,924)	(209,434)

FINANCING ACTIVITIES:
Proceeds (payments) on bank notes, net	50,000	—
Principal payments on debt	(270)	(251)
Proceeds from Common Stock issuance	5,230	6,394
Dividends paid	(5,832)	(5,897)
Repurchase of common stock	—	(38,835)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	49,128	(38,589)

NET INCREASE (DECREASE) IN CASH	1,971	(11,437)

CASH AT JANUARY 1	18,679	25,525

CASH AT SEPTEMBER 30	$20,650	$14,088

See notes to consolidated financial statements.

AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999
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

NOTE B - LONG-TERM DEBT:

Long-term debt consists of the following:

                               September 30        December 31
                               ------------        -----------
                                   1999                1998
                                   ----                ----
                                       (In thousands)
Senior debt:
  Revolving bank credit          $65,000             $      -
  Notes payable                   14,000               29,000
  Senior notes                   200,000              200,000
  Revenue bonds                   13,200               13,200
  Other debt                       7,089                7,359
                                --------             --------
                                 299,289              249,559
Less current portion                 431                  410
                                --------             --------
                                $298,858             $249,149
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

                          Three Months Ended       Nine Months Ended
                          ------------------       ----------------
                             September 30            September 30
                             ------------            ------------
                          1999        1998         1999        1998
                          ----        ----         ----        ----

WEIGHTED AVERAGE
SHARES OUTSTANDING:
  Basic                   48,642      49,921       48,579      50,056
  Diluted                 49,222      50,682       49,303      51,051
NOTE D-SEGMENT INFORMATION:

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

The following is a summary of key segment information (in thousands):

                      Three Months Ended           Nine Months Ended
                      ------------------           ----------------
                         September 30                September 30
                         ------------                ------------
                      1999          1998         1999           1998
                      ----          ----         ----           ----
SEGMENT
REVENUES:
  Domestic          $696,116      $678,650   $2,063,772      $2,013,546
  International       89,482        90,432      270,565         269,866
                   ---------     ---------   ----------      ----------
                    $785,598      $769,082   $2,334,337      $2,283,412
                   =========     =========   ==========      ==========
SEGMENT EARNINGS
FROM OPERATIONS:
  Domestic           $39,850       $54,481     $134,097        $172,992
  International         (667)          604       (1,719)         (1,484)
                   ---------     ---------    ---------       ---------

                     $39,183       $55,085     $132,378        $171,508
                   =========     =========   ==========      ==========
NOTE E-OTHER COMPREHENSIVE INCOME:
Other comprehensive income includes the following transactions and tax effects for the three and nine month period ended September 30, 1999 (in thousands):

                                        Three Months Ended               Nine Months Ended
                                        September 30, 1999               September 30, 1999
                                  -------------------------------   ------------------------------
                                              Income                            Income
                                               Tax                               Tax
                                            (Expense)                         (Expense)
                                   Before       or        Net of     Before       or      Net of
                                     Tax     Benefit       Tax        Tax      Benefit     Tax
                                   ------   ---------     ------     ------   ---------   ------
Unrealized securities gains
(losses) arising during the
period                              $(303)      $117     $(186)       $(452)      $174     $(278)
Less: Reclassification adjustment
for gains realized in net income      (81)        31       (50)        (223)        86      (137)
                                     ----       ----      ----         ----       ----      ----
Net unrealized securities gains
(losses)                             (384)       148      (236)        (675)       260      (415)
Foreign currency translation
adjustments                           202        (64)      138          216        (83)      133
                                    -----      -----     -----        -----      -----     -----
Other comprehensive income          $(182)      $ 84     $ (98)       $(459)      $177     $(282)
                                    =====      =====     =====        =====      =====     =====
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

Under the cash flow hedge provisions of SFAS No. 133, the Company will be required to record the contracts at fair value, with corresponding changes in fair value recorded as a component of other comprehensive income. The Company has not adopted the provisions of SFAS No. 133 as of September 30, 1999. However, if the provisions of the statement had been adopted, a cumulative charge of $405,000, net of tax, would have been recorded to shareholders' equity and a credit to comprehensive income of approximately $269,000 and $2,969,000 would have been reported for the three and nine month periods ended September 30, 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the third quarter and the first nine months of 1999 resulted in operating income and net earnings below that of the comparable periods of 1998. The lack of growth in domestic shipments experienced in the first half of 1999 continued through the third quarter. Without domestic shipment growth the Company did not experience any productivity gains to offset cost increases. While the yield on domestic shipments continued to improve, the average operating cost per shipment increased at a faster rate than the average revenue per shipment, in part because the cost of jet fuel has increased significantly compared to both the second quarter of 1999 and the third quarter of 1998. These combined factors had a negative impact on operating performance in the third quarter and in the first nine months of 1999.

Net earnings for the third quarter of 1999 were $21.6 million, or $.44 per share on a diluted basis, on revenues of $786 million, compared to $32.8 million, or $.65 per share on revenues of $769 million, for the third quarter of 1998. Net earnings for the first nine months of 1999 were $73.9 million, or $1.50 per share on revenues of $2.33 billion, compared to $99.0 million, or $1.94 per share on revenues of $2.28 billion for the corresponding period in 1998.

The following table sets forth selected shipment and revenue data for the periods indicated:

                                  Three Months Ended                  Nine Months Ended
                                  ------------------                  ----------------
                                     September 30                       September 30
                                     ------------           %           ------------            %
                                  1999         1998       Change      1999         1998       Change
                                  ----         ----       ------      ----         ----       ------
Shipments (in thousands):
  Domestic
    Overnight                    46,496      46,792       (0.6%)    139,239      139,183       0.0%
    Next Afternoon Service       13,722      14,640       (6.3%)     42,538       43,741      (2.8%)
    Second Day Service           18,733      17,497        7.1%      54,444       53,181       2.4%
    100 Lbs. and Over                69          91      (24.2%)        217          269     (19.3%)
                                 -------     -------      -----      -------     -------      -----
    Total Domestic               79,020      79,020        0.0%     236,438      236,374       0.0%

  International
    Express                       1,699       1,522       11.6%       4,912        4,418      11.2%
    Freight                          96         105       (8.6%)        296          328      (9.8%)
                                 -------     -------      -----      -------     -------      -----
    Total International           1,795       1,627       10.3%       5,208        4,746       9.7%
                                 -------     -------      -----      -------     -------      -----
  Total Shipments                80,815      80,647        0.2%     241,646      241,120       0.2%
                                 ======      ======                 =======      =======
Average Pounds per Shipment:
  Domestic                         4.24        4.26       (0.5%)       4.21         4.28      (1.6%)
  International                   43.44       41.06        5.8%       43.75        42.23       3.6%

Average Revenue per Pound:
  Domestic                        $2.04       $1.98        3.0%       $2.04        $1.96       4.1%
  International                   $1.14       $1.34      (14.9%)      $1.17        $1.33     (12.0%)

Average Revenue per Shipment:
  Domestic                        $8.81       $8.59        2.6%       $8.73        $8.51       2.6%
  International                  $49.85      $55.58      (10.3%)     $51.95       $56.86      (8.6%)
Total revenues increased 2.1% and 2.2% in the third quarter and first nine months of 1999, respectively. This compares to a decrease of 2.5% in the third quarter of 1998 and an increase of 5.9% for the first nine months of 1998 compared to the same periods of 1997. Total shipment growth was .2% for the third quarter of 1999 compared to the third quarter of 1998 and also for the first nine months of 1999 over the first nine months of 1998. This compares to total shipment growth of 7.7% for the first nine months of 1998 over 1997, and a decrease of .1% for the third quarter of 1998 compared to the third quarter of 1997. Domestic shipment and revenue comparisons for 1998 over 1997 are less meaningful due to a UPS strike in the third quarter of 1997 which increased the Company's business during that period.

Domestic revenue growth for the third quarter and the first nine months of 1999 was impacted by the flat growth in total domestic shipments. Domestic revenues increased 2.6% and 2.5% in the third quarter and first nine months of 1999, respectively, compared to a decrease of 1.3% in the third quarter of 1998 and to an increase of 8.2% for the first nine months of 1998. The fact that the growth rate in domestic revenue exceeded the growth rate in shipments for the first nine months of 1999the year continues to be a positive trend. The average revenue per domestic shipment increased 2.6% to $8.81 in the third quarter of 1999 compared to the third quarter of 1998.

Overnight shipments accounted for 58.8% of total domestic shipments in the third quarter of 1999, compared to 59.2% in the third quarter of 1998. The higher yielding overnight shipments decreased 0.6% in the third quarter of 1999, compared to a 2.4% increase in the corresponding 1998 period. The Company's Next Afternoon Service shipments decreased 6.3% and the Second Day Service shipments increased 7.1% in the third quarter of 1999 compared to an increase of 4.3% and a decrease of 10.2%, respectively, in the third quarter of 1998.

The Company began a pilot program in mid-July, 1999 to test a new service for business to residential delivery. This service, referred to as Airborne@Home, will target shipments from internet, catalog, and mail order businesses which are primarily destined for residential addresses. Delivery of this product will be accomplished through an arrangement with the U.S. Postal Service. The pilot program for Airborne@Home will continue to be evaluated on an ongoing basis to determine longer-term application.

International revenues decreased 1.1% in the third quarter, and increased .3% in the first nine months of 1999, respectively, compared to a decrease of 10.5% and 8.6% in the comparable periods of 1998. The Company experienced strong growth in its international express segment, with shipments increasing 11.6% in the third quarter and 11.2% for the first nine months of 1999. The Company continued to experience a decline in shipments in the heavier weight, higher revenue per shipment freight segment, which decreased 8.6% in the third quarter and 9.8% in the first nine months of 1999.

Operating expenses as a percentage of revenues were 95.0% and 94.3% for the third quarter and first nine months of 1999, respectively, compared to 92.8% in the third quarter and 92.5% in the first nine months of 1998, and 92.5% for all of 1998. Operating cost per shipment handled increased 4.0% to $9.11 for the first nine months of 1999 compared to the first nine months of 1998. The operating cost per shipment for the third quarter of 1999 increased 4.3% to $9.24, compared to the third quarter of 1998. Flat shipment growth had a negative impact on productivity. The Company experienced a decline of 2.2% and 2.6% in productivity for the third quarter and first nine months of 1999, respectively, compared to the same periods of 1998, as measured by shipments handled per paid employee hour. The decline in year to date productivity, additional first quarter 1999 weather related costs, and higher jet fuel costs, particularly in the third quarter, were significant factors having a negative impact on year to date 1999 operating results. Comparisons of certain operating expense components are discussed below.

Transportation purchased decreased as a percentage of revenues to 30.5% in the first nine months of 1999 compared to 30.8% in the comparable period of 1998. This decrease was primarily due to commercial airline costs which were lower in total and as a percentage of total revenues in the first nine months of 1999 due to the decline in international freight shipments.

Station and ground expense increased to 30.9% of revenues in the first nine months of 1999 compared to 29.8% in the first nine months of 1998. The decline in productivity and the weather related costs incurred in the first quarter had a negative impact on this category of expense.

Flight operations and maintenance expense as a percentage of revenues during the first nine months of 1999 was 16.1%, compared to 15.6% in the first nine months of 1998. Aviation fuel consumption decreased to 45.2 million gallons in the third quarter of 1999, a 2.3% decrease over the third quarter of 1998. For the first nine months of 1999, aviation fuel consumption of 134.2 million gallons decreased 1.3% from the first nine months of 1998. The average aviation fuel price for the third quarter of 1999 was $.68 per gallon compared to $.58 per gallon in the second quarter of 1999 and $.55 per gallon in the third quarter of 1998. As a result of fuel hedging contracts, the Company incurred $2.4 million of expense in the first nine months of 1999 compared to $5.9 million in the first nine months of 1998.

General and administrative expense was 7.7% of revenues in the first nine months of 1999 compared to 8.1% in the comparable period of 1998. This category of cost decreased in total and as a percentage of revenues primarily due to lower profit sharing and management incentive compensation costs. These lower costs are a result of reduced levels of operating earnings in comparison to the first nine months of 1998.

Sales and Marketing expense was 2.5% of revenues in the first nine months of 1999 compared to 2.3% for the first nine months of 1998. This increase is due in part to higher sales incentive compensation.

The increase in depreciation and amortization expense in the first nine months of 1999 is due in large part to the increased number of Boeing 767 aircraft in service during the first nine months of 1999 versus the comparable period of 1998.

Interest expense in the first nine months of 1999 was higher than the first nine months of 1998, primarily as the result of higher levels of average outstanding borrowings which offset the benefit of lower average effective interest rates realized.

The Company's effective tax rate was 38.4% in the first nine months of 1999 compared to 38.7% in the first nine months of 1998 and 38.0% for all of 1998. The effective tax rate for the third quarter of 1999 was 37.3%, which was impacted by lower state tax accruals than in the previous year. The Company anticipates the effective tax rate for all of 1999 will be in a range comparable to the first nine months of 1999.

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

Modifications to the Company's critical operational and financial systems and conversions to new software were substantially complete at the end of 1998. Testing of these critical systems and software as well as remediation efforts and related testing on less critical applications has also been substantially completed.

As part of the compliance program, the Company has also had communications with third parties - primarily customers, vendors, airport authorities, and other governmental agencies (domestic and foreign), including the Federal Aviation Administration - whose failure to have Year 2000 compliant systems could have an adverse impact on the Company's operations. The Company has tested interfaces of shipment information with curtain customers as this data is critical to providing timely services and billing.

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

To assist in mitigating the risk of noncompliance, the Company has developed contingency plans, and continues to refine these plans, regarding critical systems should they fail to become Year 2000 compliant. These plans focus on the Company's own critical operational and financial systems as well as customer interfaces of shipment information. The contingency plans include, among other things, the development of systems rollover check plans and manual procedures to be performed by field and headquarters personnel in the event of communications systems failures.

Management estimates the total cost of the Year 2000 compliance program to be approximately $3.8 million, of which $3.6 million has been incurred through September 30, 1999. Total information technology costs are not expected to differ from the normal recurring costs that are incurred for systems development, in part due to the reallocation of internal resources and the deferral of other projects. Funding of the compliance program is from internal cash flows.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of change in working capital for the first nine months of 1999 was $194 million, compared to $237 million in the first nine months of 1998.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $350 million in 1999. During the first nine months of 1999, total capital expenditures net of dispositions were $225 million. Cash provided by operations and bank borrowings were the primary sources for funding capital expenditures in the first three quarters of 1999.

The Company's strong operating cash flow is a major source of liquidity. Also, the Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity for periods between other financing transactions. The Company also has available $65 million under unsecured uncommitted money market lines of credit with several banks used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. With the higher level of capital expenditures in 1999 compared to 1998, reliance on the bank facilities has increased, with a total of $79.0 million outstanding at September 30, 1999 under the revolving bank credit and money market credit lines, compared to $29.0 million outstanding at December 31, 1998 and $30.0 million outstanding at September 30, 1998.

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

AIRBORNE FREIGHT CORPORATION (Registrant)

Dated: November 12, 1999	By: /s/ Roy C. Liljebeck Roy C. Liljebeck Executive Vice President, (Chief Financial Officer)

Dated: November 12, 1999	/s/ Lanny H. Michael Lanny H. Michael Senior Vice President, (Treasurer and Controller)