Form 10-K405
period 1999-12-31
AIRBORNE FREIGHT CORP /DE/
filed 2000-03-29
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File Number 1-6512

AIRBORNE FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-0837469 (I.R.S. Employer Identification No.)

3101 Western Avenue
P.O. Box 662
Seattle, Washington 98111-0662
(Address of principal executive offices)

Registrant's telephone number, including area code: (206) 285-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par value $1.00 per share	New York Stock Exchange Pacific Stock Exchange

Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

    As of February 21, 2000, 48,763,175 shares (net of 2,490,526 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $898,230,000.(1)

Documents Incorporated by Reference

    Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

    Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held April 25, 2000 are incorporated by reference into Part III.

(1) Excludes value of shares of Common Stock held of record by non- employee directors and executive officers at February 21, 2000. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

                       AIRBORNE FREIGHT CORPORATION
                       1999 FORM 10-K ANNUAL REPORT

                             Table of Contents

                                                               Page

          Part I

Item 1.   Business                                               1
Item 2.   Properties                                            14
Item 3.   Legal Proceedings                                     14
Item 4.   Submission of Matters to a Vote of Security Holders   14
Item 4a.  Executive Officers of the Registrant                  15

          Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                   16
Item 6.   Selected Financial Data                               16
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   16
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                           16
Item 8.   Financial Statements and Supplementary Data           18
Item 9.   Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure                   18

          Part III

Item 10.  Directors and Executive Officers of the Registrant    18
Item 11.  Executive Compensation                                19
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                            19
Item 13.  Certain Relationships and Related Transactions        19

          Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                   19

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

b)   Financial Information about Industry Segments
     ---------------------------------------------
     Response to this Item is contained in Note K of the Notes to
Consolidated Financial Statements (contained in the 1999 Annual
Report to Shareholders and incorporated by reference herein).

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

Domestic Operations
-------------------
     The Company's domestic operations, supported by approximately
290 facilities, primarily involve express door-to-door delivery of shipments weighing less than 100 pounds.  Shipments consist primarily of business documents and other printed matter, computer hardware and parts, software, electronic and machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

     The Company's primary service is its Overnight Express product.
This product, which comprised approximately 59% of the Company's domestic shipments during 1999, generally provides before noon delivery on the next business day to most metropolitan cities in the
United States.  The Company also provides Saturday and holiday pickup and delivery service for most cities.

     The Company also offers two deferred service products, Next
Afternoon Service (NAS) and Second Day Service (SDS).  NAS is
available for shipments weighing five pounds or less and SDS is offered for shipments of all weights.  Deferred service shipments, which comprised approximately 41% of domestic shipments during 1999, are lower priced than the Overnight Express product reflecting the less time sensitive nature of the shipments.  NAS rates are generally higher than SDS rates for comparably sized shipments.

     The Company began a pilot program in July 1999 to test a new product to service the residential delivery market.  This new service, referred to as airborne@home, offers shippers a competitive combination of delivery service and pricing, while providing the
Company an efficient way to accomplish residential deliveries.  This product is intended to capture business from some of the fastest growing segments of e-commerce by targeting new business from
Internet retailers and catalog fulfillment providers. The Company picks up, sorts and delivers shipments to any one of 21,000 U.S.
Postal Service Destination Delivery units for expedited delivery to residences via USPS Parcel Select service. This final delivery service became available as a result of recent changes in USPS regulations. The airborne@home product underwent testing in the last half of 1999 and will be fully implemented in 2000.

     While the Company's domestic system is designed primarily to handle small packages, any available capacity is also utilized to carry heavier weight shipments which the Company would normally move on other carriers in its role as an air freight forwarder.

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

Pickup and Delivery
-------------------
     The Company accomplishes its door-to-door pickup and delivery service using approximately 15,000 radio-dispatched delivery vans and trucks, of which approximately 6,000 are owned by the Company.
Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

     Because convenience is an important factor in attracting
business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations.  Drop boxes allow customers the flexibility to tender shipments to Airborne without scheduling a pickup.  The Company has approximately 15,900 boxes in service.

Sort Facilities
---------------
     The Company's main sort center is located in Wilmington, Ohio.
As express delivery volume has increased, the main sort center has been expanded.  The sort center currently has the capacity to handle approximately 1.2 million pieces during the primary 3-1/4 hour nightly sort operation.  On average, approximately 1.0 million pieces were sorted each weekday night at the sort center during the fourth quarter of 1999.

     In addition to the main sort facility at Wilmington, nine
regional hub facilities have been established primarily to sort shipments originating and having a destination within approximately a
300 mile radius of a regional hub.

     The Company also conducts a day sort operation at Wilmington which services SDS shipments.  The day sort generally receives SDS shipments through a combination of flights and trucks originating from regional hubs, station facilities or customer sites.

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

     In the fourth quarter of 1999, the night sort and day sort operations at Wilmington handled approximately 50% and 25% of total shipment weight, respectively, with the regional hubs handling the remaining 25%.

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

     The day sort operation for SDS shipments is supported by 16 aircraft that return to Wilmington from overnight service
destinations on Tuesday through Thursday.  These aircraft, and trucks from five regional hubs, arrive at Wilmington between 10:00 a.m. and
1:30 pm, at which time shipments are sorted and reloaded on the aircraft or trucks by 3:30 p.m. for departure and return to their respective destinations.

     The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both
Overnight Express and deferred service shipments.  This sort is supported by 19 Company aircraft and by trucks.

Aircraft
--------
     The Company currently utilizes pre-owned Boeing 767 aircraft and
McDonnell Douglas DC-8 and DC-9 aircraft.  Upon acquisition, the aircraft are modified by the Company.  During the fourth quarter of
1999, the Company's in-service fleet consisted of a total of 117 aircraft, including eight Boeing 767-200s, 36 McDonnell Douglas DC-8s
(consisting of 13 series 61, six series 62 and 17 series 63) and 73
DC-9s (consisting of two series 10, 43 series 30 and 28 series 40).
The Company owns the majority of the aircraft it operates, but leases three DC-8 and three DC-9 aircraft.  In addition, approximately 70 smaller aircraft are chartered nightly to connect small cities with
Company aircraft that then operate to and from Wilmington.

     In 1998, the Company introduced the Boeing 767-200 aircraft to its operating fleet.  During 1999, five additional used 767s were placed into service bringing the total 767 aircraft in service to eight.  The Company has commitments to acquire a total of 30 767s
(inclusive of 10 767s owned at December 31, 1999) by the end of 2003.
This newer, more efficient generation of aircraft has allowed the
Company to meet demand for additional lift capacity and remove from service the less economical DC-8 aircraft.  The Company anticipates placing a total of nine additional 767 aircraft into service in 2000 including two 767s which were undergoing modification at the end of
1999.  With these additions, the Company anticipates removing nine DC-
8s from service by the end of 2000 inclusive of four DC-8s which were removed from service at the end of December 1999.  Additional aircraft retirements will be determined based upon shipment growth, capacity requirements and the timing of placing 767s into service.

     During 1999, the nightly lift capacity of the system was
increased by approximately 231,000 pounds, reaching 4.1 million pounds at December 31, 1999.  During 1999, the Company's average utilization of available lift capacity approximated 71%.

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

     In 1990, Congress passed the Airport Noise and Capacity Act of
1990 (the "Noise Act").  Among other things, the Noise Act generally required turbojet aircraft weighing in excess of 75,000 pounds and operating in the United States (the type of 767, DC-8 and DC-9 aircraft operated by the Company) to comply with Stage 3 noise emission standards on or before December 31, 1999.  The Company completed its compliance program during 1999 and believes its fleet of in service operating aircraft is in full compliance with
provisions of the Noise Act.  In addition to FAA regulation, certain local airports also regulate noise compliance.  See "Business -
Regulation".

International Operations
------------------------
     The Company provides international express door-to-door delivery and a variety of freight services.  These services are provided in most foreign countries on an inbound and outbound basis through a network of Airborne offices and independent agents.  Most
international deliveries are accomplished within 24 to 96 hours of pickup.

     The Company's domestic stations are staffed and equipped to handle international shipments to or from almost anywhere in the world.  In addition to its extensive domestic network, the Company operates its own offices in Taipei, Hong Kong, Singapore, Australia,
New Zealand, Netherlands, and the United Kingdom.  The Company's
freight and express agents worldwide are connected to FOCUS,
Airborne's on-line communication network, through which the Company can provide its customers with immediate access to the status of shipments almost anywhere in the world.

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

Customers and Marketing
-----------------------
     The Company's primary domestic strategy focuses on express services for high volume corporate customers.  Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries.  As of
December 31, 1999, the Company serviced approximately 581,000 active customer shipping locations.

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

     For many of its high volume customers, the Company offers a metering device, called LIBRA (SM), which is installed at the customer's place of business.  With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels, provides custom shipping reports, and enables the customer to track the exact status of shipments in Airborne's
FOCUS shipping and tracking system.  At year end 1999, the system was in use at approximately 10,000 customer locations.  Use of LIBRA not only benefits the customer, but also lowers the Company's operating costs, since LIBRA shipment data is transferred into the Airborne
FOCUS system automatically, thus avoiding duplicate data entry.

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

     The Company offers customers PC-based software designed to improve their productivity and provide convenient access to the
Company's various services.  LIGHTSHIPr Shipping Software for
Windowsr allows customers, working from their PCs, to obtain estimated shipping rates and delivery times, prepare and print shipping labels, schedule pickups, and track the status of their shipments.  The Company's WORLD DIRECTORY software provides a comprehensive catalog of worldwide shipping information including customs requirements and delivery times among other useful features.

     The Company maintains an Internet website, www.airborne.com, which provides customers a global connection to Airborne's services.
The website allows customers to track the status of their shipments, contact customer service representatives, locate drop boxes, obtain information regarding the Company's service offerings and
documentation requirements in addition to providing other useful information about the Company.  In 1999, the Company tested an
Internet-based shipping system with some of its largest customers.
The system will provide for online shipment labeling and pickup requests and is scheduled to be available to all customers in 2000.

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

     In addition, the Company's Sky Courier operation provides
expedited next-flight-out domestic and international services at premium prices.  Sky Courier also offers local intercity courier services as well as a Field Stock Exchange program where customer inventories are managed at over 100 locations around the United
States and Canada.

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
Airborne Express ranks third in shipment volume behind these two companies in the domestic air express business.  Other domestic air express competitors include the U.S. Postal Service's Express and
Priority Mail Services and several other transportation companies offering next morning or next-plane-out delivery service.  The
Company also competes to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

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

Employees
---------
     As of December 31, 1999, the Company and its subsidiaries had approximately 15,200 full-time employees and 8,300 part-time and casual employees.  Approximately 7,300 full-time employees (including the Company's 800 pilots) and 3,400 part-time and casual employees are employed under union contracts, primarily with locals of the
International Brotherhood of Teamsters and Warehousemen.

Labor Agreements
----------------
     Labor agreements covering most of the Company's union ground personnel were renegotiated in 1998 or 1999 and expire in either 2003 or 2004, subject to limited earlier reopening of non-economic provisions.  The Company's pilots are covered by a contract which becomes amendable on July 31, 2001.  Although the Company has not experienced any significant disruption from labor disputes in the past, there can be no assurance that disputes will not arise in the future which could disrupt service to customers.

Subsidiaries
------------
     The Company has the following wholly-owned subsidiaries:

     1.   ABX Air, Inc., a Delaware corporation, owns and operates the
         Company's certificated air carrier and related assets.  Its wholly-
         owned subsidiaries with operating activities are as follows:
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

     The FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and replacement of parts that have failed or may fail in the future.  For example, the FAA has commenced an inspection of DC-8 aircraft of the type operated by the Company to determine if certain of the aircraft structures and components meet all aircraft
certification requirements. The DC-9 may in the future also be subject to a similar FAA inspection.  If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to either reduce cargo loads, strengthen any structure or component shown to be inadequate, or make other modifications to the aircraft.

     In addition to the issuance of mandatory directives, the FAA from time to time may amend its regulations thereby increasing regulatory burdens on air carriers.  For example, the FAA can order the installation or enhancement of safety related aircraft equipment.
Recent legislation requires the FAA to mandate the installation of collision avoidance systems in all cargo aircraft by the end of 2002.
Depending on the scope of the FAA's orders or amended regulations, these requirements may cause the Company to incur substantial anticipated and unanticipated expenses.

     The federal government generally regulates aircraft engine noise at its source.  However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations.  The Noise Act provides that in the case of Stage 3 aircraft, an airport operator must obtain the carriers' or the government's approval of the rule prior to its adoption.  The Company believes the operation of its aircraft either complies with or is exempt from compliance with currently applicable local airport rules.
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
Such regulations may seek to limit or restrict emissions through restricting the use of emission producing ground service equipment or aircraft auxiliary power units.  There can be no assurance that if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on the Company.  In addition, the
United States, working through the International Civil Aviation
Organization, is considering the adoption of more stringent aircraft noise regulation which, if adopted, could impose additional
requirements on the Company to mitigate aircraft noise.

     Under currently applicable federal aviation law, the Company's airline subsidiary could cease to be eligible to operate as an all-
cargo carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens or the airline were not effectively controlled by U.S. citizens.  Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-
thirds of the directors and officers of an air carrier must be U.S.
citizens.  To the best of the Company's knowledge, foreign
stockholders do not control more than 25% of the outstanding voting stock.  Two of the Company's 47 officers are not U.S. citizens.

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

Financial Information Regarding International and Domestic Operations
---------------------------------------------------------------------
     Financial information relating to foreign and domestic
operations for each of the three years in the period ended December
31, 1999 is presented in Note K (Segment Information) of the Notes to
Consolidated Financial Statements appearing in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

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

     Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes F and G of the
Notes to Consolidated Financial Statements appearing in the 1999
Annual Report to Shareholders and is incorporated herein by
reference.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

                              Positions and Offices Presently
Name                     Age  Held and Business Experience
----                     ---  ----------------------------

Robert S. Cline          62   Chairman and Chief Executive Officer (1984
                              to date); Vice Chairman and Chief Financial
                              Officer (1978 to 1984); Executive Vice
                              President and Chief Financial Officer (1973
                              to 1978); Senior Vice President, Finance
                              (1970 to 1973); Vice President, Finance
                              (1968 to 1970); Vice President, Finance,
                              Pacific Air Freight, Inc. (1966 to 1968)

Robert G. Brazier        62   President and Chief Operating Officer (1978
                              to date); Executive Vice President and
                              Chief Operating Officer (1973 to 1978);
                              Senior Vice President, Operations (1970 to
                              1973); Vice President, Operations (1968 to
                              1970); Vice President, Sales and
                              Operations, Pacific Air Freight, Inc. (1964
                              to 1968)

Carl D. Donaway          48   Senior Executive Vice President (December
                              1999 to date); Chief Executive Officer, ABX
                              Air, Inc. (1992 to date); offices held in
                              the Company:  Vice President, Business
                              Analysis (1992); Vice President, Customer
                              Support (1990 to 1992)

Roy C. Liljebeck         62   Chief Financial Officer (1984 to date);
                              Executive Vice President, Finance Division
                              (1979 to date); Senior Vice President (1973
                              to 1979); Treasurer (1968 to 1988)

Kent W. Freudenberger    59   Executive Vice President, Marketing
                              Division (1980 to date); Senior Vice
                              President (1978 to 1980); Vice President
                              (1973 to 1978)

                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
STOCKHOLDERS MATTERS
--------------------
     The response to this Item is contained in the 1999 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

     On February 21, 2000 there were 1,273 shareholders of record of the Common Stock of the Company based on information provided by the
Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
     The response to this Item is contained in the 1999 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
----------------------------------------------------------------
     The response to this Item is contained in the 1999 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------
     The Company is exposed to market risks in the ordinary course of its business. These risks include interest rate risk, fuel price risk and foreign exchange risk. The following is a description of these risks and a discussion of the Company's exposure to changes in market rates and prices and related effects on fair values, earnings and cashflows.

Interest Rate Risk
------------------
     Indebtedness of the Company under its various borrowing
arrangements creates interest rate risk. The Company had outstanding long-term debt of $315 million as of December 31, 1999. The Company does not have significant exposure to changes in interest rates as the majority of its long-term debt ($207 million) carries interest rates which are fixed.  Remaining long-term debt ($108 million)
carries variable interest rates which reprice frequently. Management does not consider this repricing risk to be significant. The Company does not currently use derivative financial instruments to manage its interest rate risk.

     The Company's sensitivity to interest rate risk can be
quantified by estimating the decrease in fair value of its long-term debt through a hypothetical 10% increase in interest rates. As of
December 31, 1999, a 10% increase in interest rates would have decreased fair value of the Company's long-term debt by approximately
$5 million. The underlying fair value before performing the
hypothetical calculation was estimated principally from quoted market prices for the same securities.

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
This calculation, while ignoring the potential effect on revenue and expense levels resulting from a significant change in foreign currency exchange rates, would result in an approximately $6 million dollar increase in pretax earnings from operations for the year ended
December 31, 1999.

Jet Fuel Price Risk
-------------------
     The Company is inherently dependent on jet fuel to operate its fleet of aircraft and accordingly earnings are impacted by changes in jet fuel prices. For the year ended December 31, 1999 the Company consumed 180.8 million gallons of jet fuel at an average price of
$.64 per gallon.  Notes A, B and G of  the Notes to Consolidated
Financial Statements (contained in the 1999 Annual Report to
Shareholders and incorporated by reference herein) describe the accounting policy, fair value and additional information regarding the Company's use of financial instruments to manage jet fuel price risk.

     Jet fuel price sensitivity can be quantified by estimating the decrease in earnings as a result of a uniform increase in average jet fuel prices applied against consumption. If jet fuel prices were to increase 10%, earnings for the year ended December 31, 1999 would have decreased approximately $9.3 million, net of hedging
settlements.  In the past, the Company has implemented a temporary fuel surcharge on revenue to mitigate the earnings effect of unusually high fuel prices.

     The Company does not use derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     The response to this Item is contained in the 1999 Annual Report to Shareholders and the information contained therein is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
---------------------------------------------------------------------
     None

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The response to this Item is contained in part in the Proxy
Statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial
Ownership Reporting Compliance" and the information contained therein is incorporated herein by reference.

     The executive officers of the Company are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders.  There are no family relationships between any directors or executive officers of the Company.  Additional information regarding executive officers is set forth in Part I, Item
4a.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The response to this Item is contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption
"Executive Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
-----------------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions
"Voting at the Meeting" and "Stock Ownership of Management" and the
information contained therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     None

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K
---------------------------------------------------------------------
(a)1.     Financial Statements
          --------------------
     The following consolidated financial statements of Airborne
Freight Corporation and its subsidiaries as contained in its 1999
Annual Report to Shareholders are incorporated by reference in Part
II, Item 8:

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
            Company's Form 10-K for the year ended December 31,
            1996).

EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
Including Indentures
-----------------------------------------------------------------
            4(a) Indenture dated as of December 3, 1992, between the
            Company and The Bank of New York, as trustee, relating
            to the Company's 8-7/8% Notes due 2002 (incorporated by
            reference from Exhibit 4(a) to Amendment No. 1 to the
            Company's Registration Statement on Form S-3, No. 33-
            54560 filed with the Securities and Exchange Commission
            on December 4, 1992).

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

            10(g)     First Amendment to Airborne Freight
            Corporation Director Stock Bonus Plan dated as of
            February 3, 1998 (incorporated by reference from Exhibit
            10(g) to the Company's Form 10-K for the year ended
            December 31, 1998).

            10(h)     Second Amendment to Airborne Freight
            Corporation Director Stock Bonus Plan dated as of
            February 3, 1998 (incorporated by reference from Exhibit
            10(h) to the Company's Form 10-K for the year ended
            December 31, 1998).

            10(i)     Airborne Express Executive Deferral Plan
            restated January 1, 2000.

            10(j)     Airborne Express Supplemental Executive
            Retirement Plan restated January 1, 2000.

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
            Officer (incorporated by reference from Exhibit 10(a) to
            the Company's Form 10-K for the year ended December 31,
            1986).  Substantially identical agreements exist between
            the Company and the other four executive officers.

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

EXHIBIT NO. 12 Statements Re Computation of Ratios
--------------------------------------------------
            12   Statement re computation of ratio of total long-
            term debt to total capitalization

EXHIBIT NO. 13 Annual Report to Security Holders
------------------------------------------------
            13   Portions of the 1999 Annual Report to Shareholders
            of Airborne Freight Corporation

EXHIBIT NO. 21 Subsidiaries of the Registrant
---------------------------------------------
            21   The subsidiaries of the Company are listed in Part
            I of this report on Form 10-K for the year ended
            December 31, 1999.

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

Date:  March 28, 2000

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

/s/ Robert G. Brazier                /s/ Richard M. Rosenberg
-----------------------------        -----------------------------
Robert G. Brazier (Director)         Richard M. Rosenberg (Director)

/s/ Robert S. Cline                  /s/ William Swindells
-----------------------------        -----------------------------
Robert S. Cline (Director)           William Swindells (Director)

/s/ Mary A. Wilderotter
-----------------------------
Mary A. Wilderotter (Director)

EXHIBIT INDEX
Exhibit
 Number                          Description
-------                          ------------

EXHIBIT NO. 10  Material Contracts
----------------------------------
 10(i)     Airborne Express Executive Deferral Plan restated January
          1, 2000.
 10(j)     Airborne Express Supplemental Executive Retirement Plan
          restated January 1, 2000.

EXHIBIT NO. 12  Statements Re Computation of Ratios
---------------------------------------------------

   12     Statement re computation of ratio of total long-term debt
          to total capitalization

EXHIBIT NO. 13  Annual Report to Security Holders
-------------------------------------------------

   13     Portions of the 1999 Annual Report to Shareholders of
          Airborne Freight Corporation

EXHIBIT NO. 23  Consents of Experts and Counsel
-----------------------------------------------

   23     Independent Auditors' Consent

EXHIBIT NO. 27  Financial Data Schedule
---------------------------------------

   27     Financial Data Schedule