Form 10-Q
period 2000-03-31
AIRBORNE FREIGHT CORP /DE/
filed 2000-05-11
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding

Common Stock, $1.00 par value	49,013,505
(net of 2,244,526 treasury shares) as of March 31, 2000

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                 2000           1999
                                                 ----           ----
REVENUES:
   Domestic                                  $725,252       $681,261
   International                               87,212         88,087
                                             --------       --------
                                              812,464        769,348

OPERATING EXPENSES:
   Transportation purchased                   248,354        233,975
   Station and ground operations              254,937        241,317
   Flight operations and maintenance          142,963        122,183
   General and administrative                  63,197         59,084
   Sales and marketing                         20,019         18,348
   Depreciation and amortization               49,569         49,613
                                             --------       --------
                                              779,039        724,520
                                             --------       --------
      EARNINGS FROM OPERATIONS                 33,425         44,828

OTHER INCOME (EXPENSE):
   Interest, net                               (4,914)        (3,632)
   Other                                          503            148
                                             --------       --------
      EARNINGS BEFORE INCOME TAXES             29,014         41,344

INCOME TAXES                                   11,115         16,100
                                             --------       --------
      NET EARNINGS BEFORE CHANGE IN ACCTG      17,899         25,244

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  (NET OF TAX)                                 14,206              -
                                             --------       --------
     NET EARNINGS                            $ 32,105       $ 25,244
                                             ========       ========
NET EARNINGS PER SHARE:
   BASIC
     Before change in accounting             $   0.37       $   0.52
     Cumulative effect of change in
       accounting                            $   0.29       $      -
                                             --------       --------
     Net earnings                            $   0.66       $   0.52
                                             ========       ========
   DILUTED
     Before change in accounting             $   0.36       $   0.51
     Cumulative effect of change in
       accounting                            $   0.29       $      -
                                             --------       --------
     Net earnings                            $   0.65       $   0.51
                                             ========       ========
DIVIDENDS PER SHARE                          $   0.04       $   0.04
                                             ========       ========
              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                               March 31       December 31
                                                 2000            1999
                                             ----------       -----------
                                             (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                       $   23,319        $   28,678
  Trade accounts receivable,
      less allowance of $9,187 and $9,640       348,750           339,044
  Spare parts and fuel inventory                 45,905            44,263
  Deferred income tax assets                     27,422            31,950
  Prepaid expenses and other                     22,182            26,135
                                             ----------       -----------
     TOTAL CURRENT ASSETS                       467,578           470,070

PROPERTY AND EQUIPMENT, NET                   1,223,433         1,115,712

EQUIPMENT DEPOSITS and OTHER ASSETS              53,792            57,468
                                             ----------       -----------
TOTAL ASSETS                                 $1,744,803        $1,643,250
                                             ==========       ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                           $  134,212        $  142,087
  Salaries, wages and related taxes              75,326            65,276
  Accrued expenses                               84,027            78,755
  Income taxes payable                            7,227             3,282
  Current portion of debt                           451               442
                                             ----------       -----------
     TOTAL CURRENT LIABILITIES                  301,243           289,842

LONG-TERM DEBT                                  356,591           314,707

DEFERRED INCOME TAX LIABILITIES                 107,655            99,169

OTHER LIABILITIES                                85,047            81,325

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 120,000,000 shares
    Issued 51,258,031 and 51,176,018 shares      51,258            51,176
  Additional paid-in capital                    303,560           298,742
  Retained earnings                             577,117           546,962
  Accumulated other comprehensive income          1,544               918
                                             ----------       -----------
                                                933,479           897,798
  Treasury stock, 2,244,526 and 2,491,078
     shares, at cost                            (39,212)          (39,591)
                                             ----------       -----------
                                                894,267           858,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,744,803        $1,643,250
                                             ==========       ===========
              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                      2000         1999
                                                   --------     --------
OPERATING ACTIVITIES:
  Net Earnings                                     $ 32,105     $ 25,244
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Cumulative effect of change in accounting     (14,206)           -
      Depreciation and amortization                  49,569       44,745
      Deferred income taxes                           4,307          792
      Provision for aircraft engine overhauls             -        4,868
      Other                                           8,135        6,407
                                                   --------     --------
  CASH PROVIDED BY OPERATIONS                        79,910       82,056

    Change in:
      Receivables                                    (9,706)      (4,753)
      Inventories and prepaid expenses                2,311       (2,102)
      Accounts payable                               (7,875)     (17,212)
      Accrued expenses, salaries and taxes payable   19,267       (8,675)
                                                   --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          83,907       49,314

INVESTING ACTIVITIES:
  Additions to property and equipment              (129,395)     (80,327)
  Disposition of property and equipment               1,138           29
  Expenditures for engine overhauls                       -       (4,918)
  Other                                              (1,864)      (1,130)
                                                   --------     --------
  NET CASH USED IN INVESTING ACTIVITIES            (130,121)     (86,346)

FINANCING ACTIVITIES:
  Proceeds on bank notes, net                        42,000       33,000
  Principal payments on debt                           (107)         (66)
  Proceeds from common stock issuance                   912        4,802
  Dividends paid                                     (1,950)      (1,941)
                                                   --------     --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          40,855       35,795
                                                   --------     --------
NET DECREASE IN CASH                                 (5,359)      (1,237)

CASH AT JANUARY 1                                    28,678       18,679
                                                   --------     --------
CASH AT MARCH 31                                   $ 23,319     $ 17,442
                                                   ========     ========
              See notes to consolidated financial statements.

AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (Unaudited)

NOTE A-SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 2000 presentation.

NOTE B-LONG-TERM DEBT:

Long-term debt consists of the following:

                                             March 31     December 31
                                                2000           1999
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                    $  125,000     $   95,000
  Notes payable                                12,000              -
  Senior notes                                200,000        200,000
  Revenue bonds                                13,200         13,200
  Other debt                                    6,842          6,949
                                           ----------     ----------
                                              357,042        315,149
Less current portion                              451            442
                                           ----------     ----------
                                           $  356,591     $  314,707
                                           ==========     ==========
NOTE C-EARNINGS PER SHARE:

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

Weighted average shares outstanding used in earnings per share computations were as follows:

                                              Three Months Ended
                                                   March 31
                                              ------------------
                                             2000            1999
                                          -----------     ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                   48,785,792      48,479,073
  Diluted                                 49,206,767      49,352,658
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

The following is a summary of key segment information (in thousands):

                                           Three Months Ended
                                                 March 31
                                           ------------------
                                           2000            1999
                                           ----            ----
SEGMENT REVENUES:
  Domestic                              $725,252        $681,261
  International                           87,212          88,087
                                        --------        --------
                                        $812,464        $769,348
                                        ========        ========
SEGMENT EARNINGS FROM OPERATIONS:
  Domestic                              $ 35,575        $ 44,200
  International                           (2,150)            628
                                        --------        --------
                                        $ 33,425        $ 44,828
                                        ========        ========
NOTE E-OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the three month periods ended March 31, 2000 and 1999, respectively (in thousands):

                                                    Income Tax
                                           Before    (Expense)    Net of
                                            Tax     or Benefit     Tax
                                          -------   ----------    ------
2000
----
Unrealized securities gains arising
   during the period                      $1,572      $ (605)     $  967
Less: Reclassification adjustment for
   gains realized in net income             (305)        117        (188)
                                          ------      ------      ------
Net unrealized securities gains            1,267        (488)        779
Foreign currency translation adjustments    (249)         96        (153)
                                          ------      ------      ------
Other comprehensive income                $1,018      $ (392)     $  626
                                          ======      ======      ======

                                                    Income Tax
                                           Before    (Expense)    Net of
                                            Tax     or Benefit     Tax
                                          -------   ----------    ------
1999
----
Unrealized securities losses arising
   during the period                      $ (361)     $  139      $ (222)
Less: Reclassification adjustment for
   gains realized in net income              (65)         25         (40)
                                          ------      ------      ------
Net unrealized securities losses            (426)        164        (262)
Foreign currency translation adjustments      (6)          3          (3)
                                          ------      ------      ------
Other comprehensive income                $ (432)     $  167      $ (265)
                                          ======      ======      ======
NOTE F-CHANGE IN ACCOUNTING:

Effective January 1, 2000, the Company changed its method of accounting for major engine overhaul costs on DC-9 aircraft from the accrual method to the direct expense method where costs are expensed as incurred. Previously, these costs were accrued in advance of the next scheduled overhaul based upon engine usage and estimates of overhaul costs. The Company believes that this new method is preferable because it is more consistent with industry practice and appropriate given the relatively large size of its DC- 9 fleet.

The cumulative effect of this change in accounting resulted in a non-cash credit of $14,206,000, net of taxes, or $.29 per share on a diluted basis being recognized in the quarter ending March 31, 2000. Excluding the cumulative effect, this change increased net earnings for the first quarter of 2000 by approximately $1.2 million, net of tax or $.02 per share. If the accounting change for engine overhaul costs had been retroactively applied, earnings from continuing operations for the three months ended March 31, 1999 would have been as follows:

Three months ended March 31                               1999
                                                          ----
As Reported:
  Earnings from continuing operations                   $ 44,828
  Diluted earnings per share                            $   0.51

Proforma continuing operations:
  Earnings from continuing operations                   $ 45,181
  Diluted earnings per share                            $   0.52
NOTE G-NEW ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" As amended by SFAS No. 137, this statement will be effective for fiscal year 2001. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company had no outstanding fuel contracts at March 31, 2000. The Company has, in the past, utilized contracts with financial institutions to limit its exposure to volatility in jet fuel prices. Under terms of the contracts, the Company either makes or receives payments if the market price of heating oil, as determined by an index of monthly NYMEX Heating Oil futures contracts, is lower or exceeds certain prices agreed to between the Company and the financial institutions. The contracts, which have no cost basis, are accounted for as hedges since there has historically existed a high correlation between the changes in the NYMEX index and the price of jet fuel. Settlements are made in cash and are recorded in the earnings statement in the period of settlement as either an increase or decrease to fuel expense.

Under the cash flow hedge provisions of SFAS No. 133, the Company will be required to record outstanding fuel contracts at fair value, with corresponding changes in fair value recorded as a component of other comprehensive income if the hedges are determined to be effective. The Company has not adopted the provisions of SFAS No. 133 as of March 31, 2000 and is currently evaluating the future impact of this pronouncement on the financial statements and related disclosures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's net earnings for the first quarter of 2000 were $32.1 million, or $.65 per share on a diluted basis, which includes a credit due to a change in accounting for certain engine overhaul costs. Net earnings before this nonrecurring credit were $17.9 million, or $.36 per share. This compares to net earnings of $25.2 million, or $.51 per share for the first quarter of 1999.

Effective at the beginning of 2000, the Company changed from the accrual method of accounting for DC-9 engine overhaul costs to the direct expense method where costs are expensed as incurred. The cumulative effect of this change in accounting resulted in a non-cash credit of $14.2 million, net of taxes, or $.29 per share.

Operating results were negatively impacted by the continued escalating cost of jet fuel during the first quarter of 2000. The net cost increase for jet fuel in the first quarter of 2000 verses 1999 was $18.0 million, equal to a net increase of approximately $.395 per gallon. To help offset this cost increase in jet fuel the Company implemented a 3% fuel surcharge beginning February 7, 2000, which resulted in $12.5 million being billed for the surcharge in the first quarter of 2000.

The Company experienced total shipment growth in the first quarter of 2000 of 3.5% compared to the first quarter of 1999. On a per day basis, total shipment growth was approximately 0.5% in the first quarter of 2000 compared to 1999 first quarter, as there were two additional operating days in this years first quarter. Although the growth achieved is modest, this was the first quarter in the last four quarters that some shipment growth was experienced. The Company is encouraged by this positive trend and hopes it is a sustainable trend that can be built upon.

The following table sets forth selected shipment and revenue data for the periods indicated:

                                          Three Months Ended March 31
                                          ---------------------------
                                            2000              1999
                                            ----              ----

Shipments (in thousands):
   Domestic
     Overnight                             47,979             46,321
     Next Afternoon Service                13,934             14,684
     Second Day Service                    19,771             17,814
     100 Lbs. and Over                         67                 75
                                           ------             ------
     Total Domestic                        81,751             78,894

   International
     Express                                1,529              1,577
     Freight                                   94                 99
                                           ------             ------
     Total International                    1,623              1,676
                                           ------             ------
   Total Shipments                         83,374             80,570
                                           ======             ======
Average Pounds per Shipment:
   Domestic                                  4.21               4.21
   International                            47.87              43.12

Average Revenue per Pound:
   Domestic                                $ 2.07             $ 2.02
   International                           $ 1.11             $ 1.20

Average Revenue per Shipment:
   Domestic                                $ 8.87             $ 8.64
   International                           $53.74             $52.55

Total revenues increased 5.6% in the first quarter of 2000 compared to 2.6% in the first quarter of 1999. Domestic revenues increased 6.5% in the first quarter of 2000 compared to 2.8% in the comparable period of 1999. During the first quarter of 2000 fuel surcharge revenue of $12.5 million accounted for 1.9% of the domestic revenue growth. The Company is encouraged by the increased revenue growth and by the fact that it exceeded the growth rate in shipments, which continues a positive trend related to the Company's continuing focus on yield enhancements. The average revenue per domestic shipment increased 2.8% to $8.87 in the first quarter of 2000 compared to the first quarter of 1999.

Domestic shipments increased 3.6% in the first quarter of 2000 compared to 0.8% in the first quarter of 1999. Overnight shipments accounted for 58.7% of total domestic shipments in the first quarter of 2000, comparable to the overnight shipment percentage achieved in the first quarter of 1999. The higher yielding overnight shipments increased 3.6% in the first quarter of 2000, compared to 1.2% in the corresponding 1999 period. The Company's Next Afternoon Service shipments decreased 5.1% in the first quarter of 2000 compared to an increase of 2.1% in 1999. The Second Day Service shipments increased 11.0% in 2000 compared to a decrease of 1.1% in the first quarter of 1999. The Second Day Service category includes 554,000 shipments in the first quarter of 2000 associated with the Company's new residential delivery product, airborne@home. This product, which was introduced in late 1999, targets new business from internet retailers and catalog fulfillment providers. The Company is encouraged by the business opportunities of this new product which offers shippers a competitive combination of service and pricing, while providing the Company an efficient way to accomplish residential deliveries through an arrangement with the U.S. Postal Service.

International revenues decreased 1.0% in the first quarter of 2000 compared to an increase of 0.5% in the comparable period of 1999. Total international shipments decreased 3.2% in the first quarter of 2000 compared to an increase of 11.8% in the comparable period of 1999. International express shipments posted a decline of 3.0% in the first quarter of 2000, primarily due to the loss of a major customer. This compares to an increase of 13.6% for express shipments in the first quarter of 1999. Heavier weight international shipments also declined in the first quarter of 2000. The international segment contribution to earnings from operations was negative $2.1 million for the first quarter of 2000 compared to a contribution of $.6 million in the similar period of 1999.

Operating expenses as a percentage of revenues were 95.9% for the first quarter of 2000 compared to 94.2% in the corresponding period of 1999 and 94.9% for all of 1999. The Company experienced a 1.0% improvement in productivity for the first quarter of 2000, compared to the first quarter of 1999, as measured by shipments handled per paid employee hour. Operating cost per shipment handled increased 3.9% to $9.34 for the first quarter of 2000 compared to the first quarter of 1999. The significantly higher cost of jet fuel was a major factor negatively impacting operating costs so far in 2000. Comparisons of certain operating expense components are discussed below.

Transportation purchased increased as a percentage of revenues to 30.6% in the first quarter of 2000 compared to 30.4% in the comparable period of 1999. This increase was primarily due to the increase in farmed out cartage and surface line haul costs.

Station and ground expense of 31.4% of revenues in the first quarter of 2000 was comparable to the first quarter of 1999. Increased productivity helped to offset cost increases in this category of expense.

Flight operations and maintenance expense as a percentage of revenues during the first quarter of 2000 was 17.6%, compared to 15.9% in the first quarter of 1999. The average aviation fuel price for the first quarter of 2000 was $.94 per gallon which is 91% higher than the $.49 per gallon experienced in the first quarter of 1999. Aviation fuel consumption increased to 45.7 million gallons in the first quarter of 2000, a 2.5% increase over the similar period of 1999. As a result of fuel hedging contracts, the Company incurred $2.4 million of expense, equal to approximately $.05 per gallon, in the first quarter of 1999, with no comparable cost incurred in the first quarter of 2000.

Effective January 1, 2000, the Company began to expense DC-9 engine overhaul costs directly to maintenance expense as costs are incurred. Beginning in 2000, these overhaul costs are expensed to the flight operations and maintenance category. Prior to 2000, the Company used the accrual method with estimated engine overhaul costs provided in advance of the next scheduled overhaul. In 1999 and prior, engine overhaul cost provisions were included in the depreciation and amortization expense category.

General and administrative expense was 7.8% of revenues in the first quarter of 2000 compared to 7.7% in the comparable period of 1999. This category of cost stayed relatively constant as a percentage of revenues primarily due to the continued strong cost controls over labor and discretionary costs.

Depreciation and amortization expense was 6.1% of revenues in the first quarter of 2000 compared to 6.4% in the first quarter of 1999. Although there was higher depreciation expense in the first quarter of 2000 due to the increased number of 767 aircraft placed in service since the first quarter of 1999, this was offset by the elimination of the expense due to the change in accounting for engine reserves discussed above.

Interest expense in the first quarter of 2000 was higher than the first quarter of 1999 as the impact of higher levels of average outstanding borrowings offset the effect of lower average effective interest rates in the first quarter of 2000 compared to the first quarter of 1999. Capitalized interest was $1.5 million compared to $1.3 million in the first quarter of 2000 versus 1999, respectively.

The Company's effective tax rate was 38.3% in the first quarter of 2000 compared to 38.9% in the first quarter of 1999 and 38.1% for all of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of change in working capital for the first quarter of 2000 was $83.9 million, compared to $49.3 million in the first quarter of 1999.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $380 million in 2000. During the first quarter of 2000, total capital expenditures net of dispositions were $128.3 million compared to $80.3 million during the first quarter of 1999. Cash provided by operations and bank borrowings were the primary sources for funding capital expenditures in the first quarter of 2000.

The Company's strong operating cash flow is a major source of liquidity. Also, the Company's $250 million unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity. The Company also has available $40 million under unsecured uncommitted money market lines of credit with several banks used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. With the higher level of capital expenditures in 1999 and the first quarter of 2000, compared to 1998 and prior levels, reliance on the bank facilities has increased. A total of $137 million was outstanding at March 31, 2000 under the revolving bank credit and money market credit lines, compared to $95 million outstanding at December 31, 1999 and $62 million outstanding at March 31, 1999.

The Company's ratio of long-term debt to total capitalization was 26.25% at March 31, 2000, compared to 24.1% at March 31, 1999 and 24.7% at December 31, 1999.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 2000 operations should provide adequate flexibility to finance anticipated capital expenditures for the balance of 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 1999. See Note F of the Notes to Consolidated Financial Statements to this Form 10-Q for further discussion regarding the Company's fuel hedging activities.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of Airborne Freight Corporation was held at The Westin Hotel, 1900 Fifth Avenue, Seattle, Washington 98101 on April 25, 2000. A total of 44,496,445 shares were represented at the meeting comprising 91% of the outstanding shares of the Company entitled to vote at the meeting on the record date (February 21, 2000).

The following directors were duly elected for terms ending in 2003, in each case by an affirmative vote in excess of 96% of the shares represented at the meeting:

                                         Number of Shares
                                            Voted For
                                         ----------------

     Robert S. Cline                         43,535,682
     Richard M. Rosenberg                    43,494,739
     William Swindells                       43,065,478
The following are continuing directors with terms expiring as indicated:
     Terms Expiring in 2001             Terms Expiring in 2002
      ---------------------             ----------------------
     Rosalie J. Wolf                    Robert G. Brazier
     Harold M. Messmer                   James H. Carey
     Mary Agnes Wilderotter             Andrew B. Kim
The shareholders, by an affirmative vote in excess of 95% of the shares represented at the meeting and entitled to vote, approved the material terms of the 2000-2004 Executive Incentive Compensation Plan ("EICP"). The EICP provides for annual cash bonuses to certain executives of the Company and its subsidiaries for each of calendar years 2000 through 2004.

The shareholders, by an affirmative vote of 66% of the shares represented at the meeting and entitled to vote, approved the Airborne Freight Corporation 2000 Director Stock Option Plan ("Plan"). The Plan provides automatic annual grants of stock options to non-employee directors of the Company.

The shareholders, by an affirmative vote of 73% of the shares represented at the meeting and entitled to vote, approved the proposal to urge the Board of Directors to take all necessary steps, in compliance with state law, to declassify the Board for the purpose of director elections.

The shareholders, by an affirmative vote of approximately 18% of the shares represented at the meeting and entitled to vote, rejected a proposal to recommend that the Company adopt all necessary governing documents for the policy that the Board must have at least one independent director with five years of significant airline flight-operations management experience.

The Airborne Board of Directors on the same date, April 25, 2000, reelected all existing executive officers, including Robert S. Cline as Chairman and Chief Executive Officer, and Robert G. Brazier as President and Chief Operating Officer.

The Board of Directors also declared a quarterly cash dividend of $0.04 per share on the Common Stock of the Company payable on May 23, 2000 to shareholders of record on May 9, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 10 Material Contracts
---------------------------------
      Executive Compensation Plans and Agreements
      -------------------------------------------

            10(a)     Executive Group Incentive Compensation Plan

            10(b)     Executive Incentive Compensation Plan

EXHIBIT NO. 18   Letter Re: Change in Accounting Principles
-----------------------------------------------------------
            18   Letter Re: Change in Accounting Principles

EXHIBIT NO. 27   Financial Data Schedule
----------------------------------------
            27.1  Financial Data Schedule

            27.2  Financial Data Schedule

            27.3  Financial Data Schedule

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

Date:     5/11/00                       /s/Roy C. Liljebeck
          -------                       --------------------
                                        Roy C. Liljebeck
                                        Executive Vice President,
                                        Chief Financial Officer

Date:     5/11/00                       /s/Lanny H. Michael
          -------                       -------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Treasurer and Controller