Form 10-Q
period 2000-06-30
AIRBORNE FREIGHT CORP /DE/
filed 2000-08-14
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding

Common Stock, $1.00 par value	48,034,725
(net of 3,244,526 treasury shares) as of June 30, 2000

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 ------------------        ----------------
                                    2000       1999          2000         1999
                                    ----       ----          ----         ----
REVENUES:
  Domestic                      $716,301    $686,395   $1,441,553   $1,367,656
  International                   94,726      92,605      181,938      180,692
                                --------    --------   ----------   ----------
                                 811,027     779,000    1,623,491    1,548,348

OPERATING EXPENSES:
  Transportation purchased       254,273     238,197      502,627      472,172
  Station and ground operations  257,682     238,517      512,619      479,834
  Flight operations and
   maintenance                   139,101     123,620      282,064      245,803
  General and administrative      63,800      61,250      126,997      120,334
  Sales and marketing             20,521      18,603       40,540       36,951
  Depreciation and amortization   50,307      50,980       99,876      100,593
                                --------    --------   ----------   ----------
                                 785,684     731,167    1,564,723    1,455,687
                                --------    --------   ----------   ----------
    EARNINGS FROM OPERATIONS      25,343      47,833       58,768       92,661

OTHER INCOME (EXPENSE):
  Interest, net                   (5,177)     (4,047)     (10,091)      (7,679)
  Other                            2,202         385        2,705          534
                                --------    --------   ----------   ----------
    EARNINGS BEFORE INCOME
     TAXES                        22,368      44,172       51,382       85,516

INCOME TAXES                       8,610      17,150       19,725       33,250
                                --------    --------   ----------   ----------
    NET EARNINGS BEFORE CHANGE
     IN ACCOUNTING                13,758      27,022       31,657       52,266

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING                           -           -       14,206            -
                                --------    --------   ----------   ----------
    NET EARNINGS                $ 13,758    $ 27,022   $   45,863   $   52,266
                                ========    ========   ==========   ==========
NET EARNINGS PER SHARE:
    BASIC
      Before change in
       accounting                $   0.28   $   0.56   $     0.65   $     1.08
      Cumulative effect of
       change                           -          -   $     0.29            -
                                 --------   --------   ----------   ----------
      Net Earnings               $   0.28   $   0.56   $     0.94   $     1.08
                                 ========   ========   ==========   ==========
    DILUTED
      Before change in
       accounting                $   0.28   $   0.55   $     0.64   $     1.06
      Cumulative effect of
       change                           -          -   $     0.29            -
                                 --------   --------   ----------   ----------
      Net Earnings               $   0.28   $   0.55   $     0.93   $     1.06
                                 ========   ========   ==========   ==========
DIVIDENDS PER SHARE              $   0.04   $   0.04   $     0.08   $     0.08
                                 ========   ========   ==========   ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                June 30       December 31
                                                  2000            1999
                                              -----------     -----------
                                              (Unaudited)
                  ASSETS
                  ------

CURRENT ASSETS:
  Cash                                         $    31,037    $    28,678
  Trade accounts receivable,
    less allowance of $9,105 and $9,640            343,403        339,044
  Spare parts and fuel inventory                    45,277         44,263
  Deferred income tax assets                        27,120         31,950
  Prepaid expenses and other                        21,057         26,135
                                               -----------    -----------
     TOTAL CURRENT ASSETS                          467,894        470,070

PROPERTY AND EQUIPMENT, NET                      1,268,492      1,115,712

EQUIPMENT DEPOSITS and OTHER ASSETS                 51,410         57,468
                                               -----------    -----------
TOTAL ASSETS                                   $ 1,787,796    $ 1,643,250
                                               ===========    ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                             $   150,931    $   142,087
  Salaries, wages and related taxes                 68,005         65,276
  Accrued expenses                                  84,608         78,755
  Income taxes payable                                 909          3,282
  Current portion of debt                              459            442
                                               -----------    -----------
     TOTAL CURRENT LIABILITIES                     304,912        289,842

LONG-TERM DEBT                                     399,473        314,707

DEFERRED INCOME TAX LIABILITIES                    112,152         99,169

OTHER LIABILITIES                                   86,315         81,325

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares, no shares
   issued
  Common stock, par value $1 per share -
   Authorized 120,000,000 shares
   Issued 51,279,251 and 51,176,018 shares          51,279         51,176
  Additional paid-in capital                       303,880        298,742
  Retained earnings                                588,914        546,962
  Accumulated other comprehensive income               745            918
                                               -----------    -----------
                                                   944,818        897,798
  Treasury stock, 3,244,526 and 2,491,078
   shares, at cost                                 (59,874)       (39,591)
                                               -----------    -----------
                                                   884,944        858,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 1,787,796    $ 1,643,250
                                               ===========    ===========
              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                          June 30
                                                     ----------------
                                                     2000        1999
                                                     ----        ----
OPERATING ACTIVITIES:
  Net Earnings                                     $ 45,863   $ 52,266
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Cumulative effect of change in accounting      (14,206)         -
     Depreciation and amortization                   99,876     90,632
     Deferred income taxes                            9,106        770
     Provision for aircraft engine overhauls             -       9,961
     Other                                            9,599     11,190
                                                   --------   --------
  CASH PROVIDED BY OPERATIONS                       150,238    164,819

   Change in:
     Receivables                                     (4,359)     2,561
     Inventories and prepaid expenses                 4,064     (5,161)
     Accounts payable                                 8,844    (18,003)
     Accrued expenses, salaries & taxes payable       6,209     (6,384)
                                                   --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         164,996    137,832

INVESTING ACTIVITIES:
  Additions to property and equipment              (222,691)  (147,748)
  Dispositions of property and equipment              1,660        390
  Expenditures for engine overhauls                       -     (8,620)
  Other                                              (3,069)    (2,334)
                                                   --------   --------
  NET CASH USED BY INVESTING ACTIVITIES            (224,100)  (158,312)

FINANCING ACTIVITIES:
  Proceeds from bank notes, net                      85,000     20,000
  Principal payments on debt                           (217)      (167)
  Repurchase of common stock                        (20,662)         -
  Proceeds from common stock issuance                 1,253      5,148
  Dividends paid                                     (3,911)    (3,886)
                                                   --------   --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          61,463     21,095
                                                   --------   --------
NET INCREASE IN CASH                                  2,359        615

CASH AT JANUARY 1                                    28,678     18,679
                                                   --------   --------
CASH AT JUNE 30                                    $ 31,037   $ 19,294
                                                   ========   ========

              See notes to consolidated financial statements.

AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 (Unaudited)

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

NOTE B-LONG-TERM DEBT:

Long-term debt consists of the following:

                                              June 30      December 31
                                                2000           1999
                                                ----           ----
                                                   (In thousands)

Senior debt:
  Revolving bank credit                       $ 160,000      $  95,000
  Notes payable                                  20,000              -
  Senior notes                                  200,000        200,000
  Revenue bonds                                  13,200         13,200
  Other debt                                      6,732          6,949
                                              ---------      ---------
                                                399,932        315,149
Less current portion                                459            442
                                              ---------      ---------
                                              $ 399,473      $ 314,707
                                              =========      =========

NOTE C - EARNINGS PER SHARE:

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Weighted average shares outstanding used in earnings per share computations were as follows:

                           Three Months Ended          Six Months Ended
                                June 30                     June 30
                           ------------------          ----------------
                           2000         1999          2000          1999
                           ----         ----          ----          ----
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                 48,728,096    48,616,630   48,756,944    48,547,851
  Diluted               49,160,869    49,333,901   49,183,818    49,343,279

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

The following is a summary of key segment information (in thousands):

                         Three Months Ended          Six Months Ended
                              June 30                    June 30
                         ------------------          ----------------
                         2000          1999         2000          1999
                         ----          ----         ----          ----
SEGMENT REVENUES:
  Domestic           $  716,301      $  686,395    $1,441,553   $1,367,656
  International          94,726          92,605       181,938      180,692
                     ----------      ----------    ----------   ----------
                     $  811,027      $  779,000    $1,623,491   $1,548,348
                     ==========      ==========    ==========   ==========
SEGMENT EARNINGS
FROM OPERATIONS:
  Domestic           $   26,151      $   46,054    $   61,726   $   90,254
  International            (808)          1,779        (2,958)       2,407
                     ----------      ----------    ----------   ----------
                     $   25,343      $   47,833    $   58,768   $   92,661
                     ==========      ==========    ==========   ==========

NOTE E-OTHER COMPREHENSIVE INCOME:

Other comprehensive income includes the following transactions and tax effects for the three and six month period ended June 30, 2000 (in thousands):

                           Three Months Ended        Six Months Ended
                              June 30, 2000            June 30, 2000
                         -----------------------  -----------------------
                                 Income                   Income
                         Before    Tax    Net of  Before    Tax    Net of
                          Tax   (Expense)  Tax     Tax   (Expense)   Tax
                                   or                       or
                                 Benefit                  Benefit
                         ------  -------  ------  ------  -------  ------

Unrealized securities
losses arising during
the period              $(1,121) $   432  $ (689) $  450  $  (173) $  277
Less: Reclassification
adjustment for gains
realized in net income     (216)      83    (133)   (521)     201    (320)
                        -------  -------  ------  ------  -------  ------
Net unrealized
securities losses        (1,337)     515    (822)    (71)      28     (43)
Foreign currency
translation adjustments      39      (15)     24    (210)      81    (129)
                        -------  -------  ------  ------  -------  ------
Other comprehensive
income                  $(1,298) $   500  $ (798) $ (281) $   109  $ (172)
                        =======  =======  ======  ======  =======  ======

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

The cumulative effect of this change in accounting resulted in a non-cash credit of $14,206,000, net of taxes, or $.29 per share on a diluted basis being recognized in the first half of 2000. Excluding the cumulative effect, this change increased net earnings for the second quarter and first six months of 2000 by approximately $1.4 million, net of tax or $.03 per share, and $2.8 million, net of tax or $.06 per share, respectively. If the accounting change for engine overhaul costs had been retroactively applied, earnings from continuing operations for the three- and six-month periods ended June 30, 1999 would have been as follows:

                                         Three Months     Six Months
                                            Ended           Ended
                                        June 30, 1999    June 30, 1999
                                        -------------    -------------
As Reported:
  Earnings from continuing operations     $ 47,833         $ 92,661
  Diluted earnings per share              $   0.56         $   1.06

Proforma continuing operations:
  Earnings from continuing operations     $ 49,966         $ 95,147
  Diluted earnings per share              $   0.59         $   1.09

NOTE G-NEW ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 137 amended this statement by delaying the effective date to fiscal year 2001. In addition, SFAS No. 138 amended this statement by addressing a limited number of issues causing implementation difficulties. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

While the Company had no outstanding fuel contracts at June 30, 2000, it may utilize contracts with financial institutions to limit its exposure to volatility in jet fuel prices in the future. If contracts become outstanding in the future, under the cash flow hedge provisions of SFAS No. 133, the Company will be required to record outstanding fuel contracts at fair value, with corresponding changes in fair value recorded as a component of other comprehensive income if the hedges are determined to be effective. The Company has not adopted the provisions of SFAS No. 133 as of June 30, 2000 and is currently evaluating the future impact of this pronouncement on the financial statements and related disclosures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company's operating performance in the second quarter and the first six months of 2000 resulted in operating income and net earnings below that of the comparable periods of 1999. The weaker operating results are primarily caused by the lack of growth in domestic shipment volumes. While the revenue yield on domestic shipments has continued to improve, the lack of shipment growth precludes realizing productivity gains necessary to offset cost increases. As a result, average operating cost per shipment increased at a faster rate than average revenue per shipment.

Net earnings for the second quarter of 2000 were $13.8 million, or $.28 per diluted share. This compares to net earnings of $27.0 million, or $.55 per share reported in the second quarter of 1999. The second quarter earnings for 2000 included a non-recurring gain from the sale of securities of $1.9 million, $.02 per share. The Company, as a policyholder, received stock securities of Metropolitan Life when that insurance company demutualized. These securities were sold resulting in the gain.

Net earnings for the first six months of 2000 were $45.9 million, or $.93 per share, compared to $52.3 million, or $1.06 per share for the corresponding period in 1999. Effective at the beginning of 2000, the Company changed from the accrual method of accounting for DC-9 engine overhaul costs to the direct expense method where costs are expensed as incurred. The cumulative effect of this change resulted in a non-cash credit of $14.2 million, net of taxes, or $.29 per share, being recorded in the first quarter and included in net earnings for the first six months of 2000.

Operating costs for the first six months of 2000 have continued to be impacted by the high cost of jet fuel which began to escalate in the third quarter of 1999. To help address this cost increase the Company implemented a 3% fuel surcharge on revenue effective in early February 2000, under which $19.9 million and $32.5 million of surcharge revenues were recorded during the second quarter and first six months of 2000, respectively. Jet fuel costs increased approximately $15.0 million, or $.33 per gallon in the second quarter of 2000 and $33.0 million, or $.36 per gallon for the first six months of 2000 versus comparable periods in 1999. Higher fuel costs have also impacted ground related linehaul and cartage operations. While the fuel surcharge has been adequate to offset these higher fuel related costs during the second quarter of 2000, it has not fully offset the impact of all fuel related increases incurred in the first six months of 2000. Also, fuel prices continue to be at historically high levels, which is not an encouraging trend.

The following table sets forth selected shipment and revenue data for the periods indicated:

                        Three Months Ended           Six Months Ended
                             June 30                     June 30
                        ------------------           ----------------
                          2000      1999    Change    2000      1999    Change
                          ----      ----    ------    ----      ----    ------
Shipments (in thousands):
  Domestic
    Overnight            46,175    46,422   (0.5%)   94,154    92,743    1.5%
    Next Afternoon       13,680    14,132   (3.2%)   27,614    28,816   (4.2%)
     Service
    Second Day Service   19,161    17,897    7.1%    38,932    35,711    9.0%
    100 Lbs. and Over        75        73    2.7%       142       148   (4.1%)
                         ------    ------           -------   -------
    Total Domestic       79,091    78,524    0.7%   160,842   157,418    2.2%

  International
    Express               1,549     1,636   (5.3%)    3,078     3,213   (4.2%)
    Freight                 101       101      -        195       200   (2.5%)
                         ------    ------           -------   -------
    Total International   1,650     1,737   (5.0%)    3,413     3,273   (4.1%)
                         ------    ------           -------   -------
  Total Shipments        80,741    80,261    0.6%   164,115   160,831    2.0%
                         ======    ======           =======   =======
Average Pounds per
Shipment:
  Domestic                 4.32      4.18    3.3%      4.27      4.19    1.8%
  International           49.52     44.68   10.8%     48.70     43.92   10.9%

Average Revenue per
Pound:
  Domestic                $2.07     $2.06    0.4%     $2.07     $2.04    1.5%
  International           $1.13     $1.18   (4.0%)    $1.12     $1.19   (5.9%)

Average Revenue per
Shipment:
  Domestic               $ 9.02    $ 8.74    3.2%    $ 8.94    $ 8.69    2.9%
  International          $57.41    $53.31    7.7%    $55.59    $52.94    5.0%

Total revenues increased 4.1% and 4.9% in the second quarter and first half of 2000, respectively, compared to the same periods of 1999. Domestic revenues increased 4.4% in the second quarter, of which 2.9% was due to the fuel surcharge. For the first six months of 2000, domestic revenues increased 5.4% with the fuel surcharge accounting for 2.4% of the growth. The average revenue per domestic shipment increased 3.2% in the second quarter of 2000 and 2.9% for the first six months of 2000 compared to the comparable periods of 1999. The Company is encouraged by the stability in revenue per shipment yields, which is a positive trend relating to the continuing focus on yields.

Domestic shipments increased .7% in the second quarter and 2.2% in the first half of 2000 in comparison to the same periods in 1999. Overnight shipments accounted for 58.4% of total domestic shipments in the second quarter compared to 59.1% in the second quarter of 1999. The higher yielding overnight shipments decreased .5% in the second quarter, comparable to the decline experienced in the same period of 1999. The Company's Next Afternoon Service shipments decreased 3.2% compared to a decrease of 4.0% in the second quarter of 1999. Second Day Service shipments increased 7.1% in the second quarter compared to a 1.3% growth rate experienced in the same period of 1999. The Second Day Service category includes shipments associated with the Company's new product, airborne@home, which was introduced in late 1999 to service expanding e- commerce and business to residential delivery markets. airborne@home shipment volumes were 1,188,000 in the second quarter and 1,742,000 for the first six months of 2000. The Company continues to be encouraged by the business opportunities of this new product which offers shippers a competitive combination of service and pricing, while providing the Company an efficient way to accomplish residential deliveries through an arrangement with the U.S. Postal Service.

International revenues increased 2.3% and .7% in the second quarter and first six months of 2000, respectively, compared to increases of 1.3% and .9% in the comparable periods of 1999. Total international shipments decreased 5.0% in the second quarter and 4.1% in the first half of 2000 compared to the same periods of 1999. International express shipments decreased 5.3% in the second quarter and 4.2% for the first half of 2000 primarily due to the loss of a major customer. International freight shipments were flat in the second quarter of 2000 and decreased 2.5% in the first half of 2000 compared to the corresponding periods in 1999. The Company is encouraged, however, by the 7.5% improvement in freight shipments when compared to the first quarter of 2000. The international segment contribution to earnings from operations was a loss of $.8 million and $3.0 million for the second quarter and first half of 2000, respectively, compared to income of $1.8 million and $2.4 million in the comparable periods of 1999.

Operating expenses as a percentage of revenues were 96.9% and 96.4% in the second quarter and first six months of 2000, respectively, compared to 93.8% and 94.0% for the corresponding periods in 1999 and 94.9% for all of 1999. Operating cost per shipment handled increased 6.8% in the second quarter of 2000 to $9.73 compared to the second quarter of 1999. The operating cost per shipment for the first six months of 2000 increased 5.3% to $9.53 compared to the same period in 1999. The significantly higher cost of jet fuel is a major factor impacting operating costs in the first six months of 2000. Additionally, productivity, as measured by shipments handled per paid employee hour, experienced a decline of 1.8% and .4% for the second quarter and first half of 2000, respectively. The Company continues to manage productivity levels sufficient to maintain a high level of overall service integrity with its customers. Comparisons of certain operating expense components are discussed below.

Transportation purchased increased as a percentage of revenues to 31.0% in the first six months of 2000 compared to 30.5% in the comparable period of 1999. This increase was primarily due to increases in farmed out pickup and delivery, international airline and surface linehaul costs.

Station and ground expense increased to 31.6% of revenues in the first six months of 2000 compared to 31.0% in the first six months of 1999. The decline in productivity combined with wage related cost increases had a negative effect on this category of expense.

Flight operations and maintenance expense as a percentage of revenues during the first half of 2000 was 17.4% compared to 15.9% in the first six months of 1999. Aviation fuel consumption increased to 45.5 million gallons in the second quarter, a 2.3% increase over the second quarter of 1999. For the first six months of 2000, aviation fuel consumption of 91.2 million gallons increased 2.4% from the first six months of 1999. The average aviation fuel price for the second quarter and first six months of 2000 was $.91 and $.93 per gallon, respectively, compared to $.58 and $.54 per gallon, respectively, in the comparable periods of 1999. As a result of fuel hedging contracts, the Company incurred $2.4 million of expense, equal to approximately $.03 per gallon, in the first six months of 1999, with no hedging settlements occurring in the first six months of 2000.

Effective January 1, 2000, the Company began to expense DC-9 engine overhaul costs directly to maintenance expense as costs are incurred. Engine overhaul costs currently charged to expense as incurred and included in the flight operations and maintenance category were previously accrued in advance of the next scheduled overhaul and charged to the deprecation and amortization category.

General and administrative expense was 7.8% of revenues in the first six months of 2000, the same as reported in the comparable period of 1999. This category of cost has stayed relatively constant as a percentage of revenues primarily due to the continued strong cost controls over labor and discretionary costs.

Depreciation and amortization expense decreased to 6.2% of revenues for the first six months of 2000 compared to 6.5% in 1999. Depreciation expense in the first six months of 2000 increased compared to the comparable period in 1999 due to the increased number of 767 aircraft placed in service since the second quarter of 1999. This increase was offset by the effect of the change in accounting for engine overhaul costs discussed above.

Interest expense in the first six months of 2000 was higher than the first six months of 1999 as the impact of higher levels of average outstanding borrowings offset the effect of lower average effective interest rates. Capitalized interest was $3.4 million for the first half of 2000 compared to $2.4 million in the first half of 1999.

Other income in the second quarter includes a nonrecurring gain of $1.9 million on the sale of the securities received in connection with the demutualization of Metropolitan Life.

The Company's effective tax rate was 38.4% in the first six months of 2000 compared to 38.9% in the first half of 1999 and 38.1% for all of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of the change in working capital for the first six months of 2000 was $165.0 million, compared to $137.8 million in the first half of 1999.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $380 million in 2000. During the first half of 2000, total capital expenditures net of dispositions were $221.0 million compared to $147.4 million during the first six months of 1999. Cash provided by operations and bank borrowings were the primary sources for funding capital expenditures in the first half of 2000.

The Company completed a share repurchase of 1 million shares of common stock in early June for approximately $20.7 million, which were added to the Company's treasury stock. The shares were repurchased pursuant to a 4 million stock repurchase program authorized by the Board of Directors in 1998. The Company has no current plans to purchase additional shares under the remaining repurchase authorization.

The Company's strong operating cash flow is a major source of liquidity. Also, the Company's unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity. In July 2000, the Company replaced its revolving bank credit facility under a new agreement that resulted in an increase in borrowing capacity from $250 million to $275 million for a five-year term expiring June 30, 2005. The Company also has available $25 million under unsecured uncommitted money market lines of credit with several banks used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. With the higher level of capital expenditures in 1999 and the first half of 2000, compared to 1998 and prior levels, reliance on the bank facilities has increased. A total of $180 million was outstanding at June 30, 2000 under the revolving bank credit and money market credit lines, compared to $95 million outstanding at December 31, 1999 and $49 million outstanding at June 30, 1999.

The Company's ratio of long-term debt to total capitalization was 28.6% at June 30, 2000, compared to 22.7% at June 30, 1999 and 24.7% at December 31, 1999.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports or Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 10 Material Contracts
---------------------------------
      Other Material Contracts
      ------------------------

      10(a)  $275,000,000 Credit Agreement dated as of July 27, 2000 among the Company, as borrower, and Wachovia Bank, N.A., as administrative agent, with U.S. Bank, as documentation agent, Bank of America,
      N.A., as syndication agent, and Wachovia Securities, Inc., as lead arranger.

EXHIBIT NO. 27   Financial Data Schedule
----------------------------------------

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AIRBORNE FREIGHT CORPORATION
                                        ----------------------------
                                                (Registrant)

Date:               8/14/00             /s/Lanny H. Michael
                    -------             -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Chief Financial Officer