Form 10-Q
period 2000-09-30
AIRBORNE FREIGHT CORP /DE/
filed 2000-11-14
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding

Common Stock, par value $1 per share	48,035,125
(net of 3,244,526 treasury shares) as of September 30, 2000

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                    ------------             ------------
                                   2000      1999          2000        1999
                                   ----      ----          ----        ----
REVENUES:
  Domestic                      $705,977    $696,116  $2,147,530    $2,063,772
  International                   98,552      89,192     280,490       269,884
                                --------    --------  ----------    ----------
                                 804,529     785,308   2,428,020     2,333,656

OPERATING EXPENSES:
  Transportation purchased       262,718     240,738     765,345       712,910
  Station and ground operations  263,768     242,083     776,387       721,917
  Flight operations and
   maintenance                   143,665     129,565     425,729       375,368
  General and administrative      64,312      59,755     191,309       180,089
  Sales and marketing             20,200      20,504      60,740        57,455
  Depreciation and amortization   52,892      53,852     152,768       154,445
                                --------    --------  ----------    ----------
                                 807,555     746,497   2,372,278     2,202,184

EARNINGS (LOSS) FROM OPERATIONS   (3,026)     38,811      55,742       131,472

OTHER INCOME (EXPENSE):
  Interest, net                   (6,544)     (4,709)    (16,635)      (12,388)
  Other                              406         372       3,111           906
                                --------    --------  ----------    ----------
  EARNINGS (LOSS) BEFORE INCOME
   TAXES                          (9,164)     34,474      42,218       119,990

INCOME TAX EXPENSE (BENEFIT)      (3,655)     12,870      16,070        46,120
                                --------    --------  ----------    ----------
    NET EARNINGS (LOSS) BEFORE
     CHANGE IN ACCOUNTING         (5,509)     21,604      26,148        73,870
                                --------    --------  ----------    ----------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING                           -           -      14,206             -
                                --------    --------  ----------    ----------
    NET EARNINGS (LOSS)         $ (5,509)   $ 21,604  $   40,354    $   73,870
                                ========    ========  ==========    ==========
NET EARNINGS (LOSS) PER SHARE:
    BASIC
      Before change in
       accounting               $  (0.11)   $   0.44  $     0.54    $     1.52
      Cumulative effect of
       change                          -           -        0.29             -
                                --------    --------  ----------    ----------
      Net earnings (loss)       $  (0.11)   $   0.44  $     0.83    $     1.52
                                ========    ========  ==========    ==========
    DILUTED
      Before change in
       accounting               $  (0.11)   $   0.44  $     0.54    $     1.50
      Cumulative effect of
       change                          -           -        0.29             -
                                --------    --------  ----------    ----------
      Net earnings (loss)       $  (0.11)   $   0.44  $     0.83    $     1.50
                                ========    ========  ==========    ==========

DIVIDENDS PER SHARE             $   0.04    $   0.04  $     0.12    $     0.12
                                ========    ========  ==========    ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                              September 30   December 31
                                                  2000           1999
                                                  ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                          $   26,567     $   28,678
  Trade accounts receivable,
    less allowance of $9,510 and $9,640            353,381        339,044
  Spare parts and fuel inventory                    46,032         44,263
  Refundable income taxes                           10,763          1,679
  Deferred income tax assets                        26,640         31,950
  Prepaid expenses and other                        20,228         24,456
                                                ----------     ----------
     TOTAL CURRENT ASSETS                          483,611        470,070

PROPERTY AND EQUIPMENT, NET                      1,295,004      1,115,712

EQUIPMENT DEPOSITS and OTHER ASSETS                 52,993         57,468

TOTAL ASSETS                                    $1,831,608     $1,643,250
                                                ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                              $  155,296     $  142,087
  Salaries, wages and related taxes                 76,721         65,276
  Accrued expenses                                  80,666         78,755
  Income taxes payable                                   -          3,282
  Current portion of debt                              459            442
                                                ----------     ----------
     TOTAL CURRENT LIABILITIES                     313,142        289,842

LONG-TERM DEBT                                     429,361        314,707

DEFERRED INCOME TAX LIABILITIES                    119,701         99,169

OTHER LIABILITIES                                   91,570         81,325

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares, no shares
issued
  Common stock, par value $1 per share -
   Authorized 120,000,000 shares
   Issued 51,279,651 and 51,176,018 shares          51,280         51,176
  Additional paid-in capital                       303,885        298,742
  Retained earnings                                581,484        546,962
  Accumulated other comprehensive income             1,059            918
                                                ----------     ----------
                                                   937,708        897,798
  Treasury stock, 3,244,526 and 2,491,078
  shares, at cost                                  (59,874)       (39,591)
                                                ----------     ----------
                                                   877,834        858,207
                                                ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,831,608     $1,643,250
                                                ==========     ==========

              See notes to consolidated financial statements.

               AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                                       September 30
                                                       ------------
                                                     2000        1999
                                                     ----        ----
OPERATING ACTIVITIES:
  Net Earnings                                     $ 40,354   $ 73,870
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Cumulative effect of change in accounting      (14,206)         -
     Depreciation and amortization                  152,768    139,300
     Deferred income taxes                           17,135      5,952
     Provision for aircraft engine overhauls             -      15,145
     Other                                           15,485      8,526
                                                   --------   --------
  CASH PROVIDED BY OPERATIONS                       211,536    242,793

   Change in:
     Receivables                                    (14,337)    (2,124)
     Inventories and prepaid expenses                (6,625)    (8,409)
     Accounts payable                                13,209    (18,912)
     Accrued expenses, salaries & taxes payable      10,074    (19,581)
                                                   --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         213,857    193,767

INVESTING ACTIVITIES:
  Additions to property and equipment              (302,390)  (226,429)
  Dispositions of property and equipment              4,037      1,855
  Expenditures for engine overhauls                       -    (13,054)
  Other                                              (7,051)    (3,296)
                                                   --------   --------
  NET CASH USED BY INVESTING ACTIVITIES            (305,404)  (240,924)

FINANCING ACTIVITIES:
  Proceeds from bank notes, net                     115,000     50,000
  Principal payments on debt                           (329)      (270)
  Repurchase of common stock                        (20,662)         -
  Proceeds from common stock issuance                 1,259      5,230
  Dividends paid                                     (5,832)    (5,832)
                                                   --------   --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          89,436     49,128
                                                   --------   --------

NET (DECREASE) INCREASE IN CASH                      (2,111)     1,971

CASH AT JANUARY 1                                    28,678     18,679
                                                   --------   --------

CASH AT SEPTEMBER 30                               $ 26,567   $ 20,650
                                                   ========   ========

              See notes to consolidated financial statements.

AIRBORNE FREIGHT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 (Unaudited)

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

NOTE B-LONG-TERM DEBT:

Long-term debt consists of the following:

                                            September 30   December 31
                                                2000           1999
                                                ----           ----
                                                  (In thousands)

Senior debt:
  Revolving bank credit                       $ 190,000      $  95,000
  Notes payable                                  20,000              -
  Senior notes                                  200,000        200,000
  Revenue bonds                                  13,200         13,200
  Other debt                                      6,620          6,949
                                              ---------      ---------
                                                429,820        315,149
  Less current portion                              459            442
                                              ---------      ---------
                                              $ 429,361      $ 314,707
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

Weighted average shares outstanding used in earnings per share computations were as follows:

                           Three Months Ended          Nine Months Ended
                              September 30               September 30
                              ------------               ------------
                           2000         1999         2000          1999
                           ----         ----         ----          ----
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                48,034,899     48,642,297   48,516,263   48,579,333
  Diluted              48,185,156     49,222,452   48,850,931   49,303,004

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

The following is a summary of key segment information (in thousands):

                         Three Months Ended         Nine Months Ended
                            September 30               September 30
                            ------------               ------------
                         2000          1999         2000          1999
                         ----          ----         ----          ----
SEGMENT REVENUES:
  Domestic             $705,977        $696,116    $2,147,530   $2,063,772
  International          98,552          89,192       280,490      269,884
                       --------        --------    ----------   ----------
                       $804,529        $785,308    $2,428,020   $2,333,656
                       ========        ========    ==========   ==========
SEGMENT EARNINGS
(LOSS) FROM
OPERATIONS:
  Domestic              $    55         $39,488       $61,786     $129,779
  International          (3,081)           (677)       (6,044)       1,693
                        -------         -------       -------     --------
                        $(3,026)        $38,811       $55,742     $131,472
                        =======         =======       =======     ========
NOTE E-OTHER COMPREHENSIVE INCOME:

Other comprehensive income includes the following transactions and tax effects for the three and nine month periods ended September 30, 2000 (in thousands):

                           Three Months Ended        Nine Months Ended
                           September 30, 2000        September 30, 2000

                                  Income                   Income
                         Before    Tax    Net of  Before    Tax    Net of
                          Tax   (Expense)   Tax     Tax  (Expense)   Tax
                                    or                       or
                                 Benefit                  Benefit
                         ------  -------  ------  ------  -------  ------

Unrealized securities
gains
arising during the
period                   $  593  $ (228)  $  365  $1,043  $ (401)  $  642

Less: Reclassification
adjustment for gains
realized in net income      (67)     26      (41)   (588)    227     (361)
                         ------  ------   ------  ------  ------   ------
Net unrealized
securities gains            526    (202)     324     455    (174)     281
Foreign currency
translation adjustments     (16)      6      (10)   (227)     87     (140)
                         ------  ------   ------  ------  ------   ------
Other comprehensive
income                   $  510  $ (196)  $  314  $  228  $  (87)  $  141
                         ======  ======   ======  ======  ======   ======

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

The cumulative effect of this change in accounting resulted in a non-cash credit of $14,206,000, net of taxes, or $.29 per share on a diluted basis being recognized in the first nine months of 2000. Excluding the cumulative effect, this change increased net earnings for the third quarter and first nine months of 2000 by approximately $1.4 million, net of tax or $.03 per share, and $4.2 million, net of tax or $.09 per share, respectively. If the accounting change for engine overhaul costs had been retroactively applied, earnings from continuing operations for the three and nine month periods ended September 30, 1999 would have been as follows:

                                    Three Months Ended Nine Months Ended
                                        September 30,   September 30,
                                            1999            1999
                                            ----            ----
As Reported:
  Earnings from continuing operations     $38,811         $131,472
  Diluted earnings per share              $  0.44         $   1.50

Proforma continuing operations:
  Earnings from continuing operations     $40,109         $134,311
  Diluted earnings per share              $  0.47         $   1.56
NOTE G-NEW ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS 133 to clarify areas causing difficulties in implementation.

The Company has appointed a team to implement SFAS 133. This team is responsible for developing appropriate management reports, educating both financial and non-financial personnel, completing an inventory of embedded derivatives and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company reported net earnings for the first nine months of 2000 below that of the comparable period in 1999, and experienced a net loss for the third quarter of this year. The weaker operating results are primarily caused by the lack of growth in domestic shipment volumes. While the revenue yield on domestic shipments has continued to improve, the lack of shipment growth precludes realizing productivity gains necessary to offset cost increases. As a result, average operating cost per shipment increased at a faster rate than average revenue per shipment.

The net loss for the third quarter of 2000 was $5.5 million, or $.11 per diluted share. This compares to net earnings of $21.6 million, or $.44 per share reported in the third quarter of 1999.

Net earnings for the first nine months of 2000 were $40.4 million, or $.83 per share, compared to $73.9 million, or $1.50 per share for the corresponding period in 1999. Earnings for 2000 include a non-recurring gain from the sale of securities of $1.9 million, or $.02 per share recorded in the second quarter. Effective at the beginning of 2000, the Company changed from the accrual method of accounting for DC-9 engine overhaul costs to the direct expense method where costs are expensed as incurred. The cumulative effect of this change resulted in a non-cash credit of $14.2 million, net of taxes, or $.29 per share, being recorded in the first quarter and included in net earnings for the first nine months of 2000.

Operating costs for the first nine months of 2000 have continued to be impacted by the high cost of jet fuel, which began to escalate in the third quarter of 1999. To help address this cost increase the Company implemented a 3% fuel surcharge on domestic revenue effective in early February 2000, under which $19.5 million and $51.9 million of surcharge revenues were recorded during the third quarter and first nine months of 2000, respectively. Jet fuel costs increased approximately $15.5 million, or $.35 per gallon in the third quarter of 2000 and $48.5 million, or $.36 per gallon for the first nine months of 2000 versus comparable periods in 1999. Higher fuel costs have also impacted ground related linehaul and cartage operations. While the fuel surcharge has been adequate to offset these higher fuel related costs during the third quarter of 2000, it has not fully offset the impact of all fuel-related increases incurred in the first nine months of 2000. Also, fuel prices continue to be at historically high levels, which is not an encouraging trend. To assist in mitigating these continued high prices, effective October 16, 2000, the fuel surcharge was increased from 3 percent to 4 percent of domestic revenue.

The following table sets forth selected shipment and revenue data for the periods indicated:

                        Three Months Ended          Nine Months Ended
                           September 30               September 30
                           ------------               ------------
                          2000      1999    Change   2000      1999   Change
                          ----      ----    ------   ----      ----   ------
Shipments (in thousands):
  Domestic
    Overnight            45,540      46,496  (2.1%) 139,694    139,239  0.3%
    Next Afternoon
     Service             13,430      13,722  (2.1%)  41,044     42,538 (3.5%)
    Second Day Service   19,466      18,733   3.9%   58,398     54,444  7.3%
    100 Lbs. and Over        72          69   4.3%      214        217 (1.4%)
                         ------      ------         -------    -------
    Total Domestic       78,508      79,020  (0.6%) 239,350    236,438  1.2%

  International
    Express               1,506       1,699 (11.4%)   4,584      4,912 (6.7%)
    Freight                 102          96   6.3%      297        296  0.3%
                         ------      ------         -------    -------
    Total International   1,608       1,795 (10.4%)   4,881      5,208 (6.3%)

  Total Shipments        80,116      80,815  (0.9%) 244,231    241,646  1.1%
                         ======      ======         =======    =======

Average Pounds per
Shipment:
  Domestic                 4.27        4.24   0.7%     4.27       4.21  1.4%
  International           55.69       43.44  28.2%    51.01      43.75 16.6%

Average Revenue per
Pound:
  Domestic                $2.07       $2.04   1.5%    $2.07      $2.04  1.5%
  International           $1.09       $1.14  (4.4%)   $1.11      $1.17 (5.1%)

Average Revenue per
Shipment:
  Domestic                $8.91       $8.81   1.1%    $8.93      $8.73  2.3%
  International          $61.29      $49.69  23.3%   $57.47     $51.82 10.9%

Total revenues increased 2.4% and 4.0% in the third quarter and first nine months of 2000, respectively, compared to the same periods in 1999. Domestic revenues increased 1.5% in the third quarter, and 4.1% for the first nine months of 2000. The fuel surcharge accounted for 2.5% of the year to date growth in domestic revenue. The average revenue per domestic shipment increased 1.1% in the third quarter of 2000 and 2.3% for the first nine months of 2000 compared to the comparable periods of 1999. The Company remains encouraged by the stability in domestic revenue per shipment yields.

Domestic shipments decreased .6% in the third quarter and increased 1.2% in the first nine months of 2000 in comparison to the same periods in 1999. The third quarter of 2000 had one less operating day than the comparable period in 1999. On a per day basis, domestic shipments increased .9% to 1,246,000 shipments per day. The first nine months of 2000 had one additional operating day than in 1999. Overnight shipments accounted for 58.0% of total domestic shipments in the third quarter compared to 58.8% in the third quarter of 1999. The higher yielding overnight shipments decreased 2.1% in the third quarter, compared to a decline of .6% experienced in the same period of 1999. The Company's Next Afternoon Service shipments decreased 2.1% compared to a decrease of 6.3% in the third quarter of 1999. Second Day Service shipments increased 3.9% in the third quarter compared to a 7.1% growth rate experienced in the same period of 1999. The Second Day Service category includes shipments associated with the Company's new product, airborne@home, which was introduced in late 1999 to service expanding e-commerce and business to residential delivery markets. airborne@home shipment volumes were 1,758,000 in the third quarter and 3,500,000 for the first nine months of 2000. The Company continues to be encouraged by the business opportunities of this new product which offers shippers a competitive combination of service and pricing, while providing the Company an efficient way to accomplish residential deliveries through an arrangement with the U.S. Postal Service.

International revenues increased 10.5% and 3.9% in the third quarter and first nine months of 2000, respectively, compared to a decrease of 1.1% in the third quarter of 1999 and an increase of .3% in the first nine months of 1999. Total international shipments decreased 10.4% in the third quarter and 6.3% in the first nine months of 2000 compared to the same periods in 1999. International express shipments decreased 11.4% in the third quarter and 6.7% for the first nine months of 2000 due primarily to the loss of a major customer early in 2000. International freight shipments increased 6.3% and .3% in the third quarter and first nine months of 2000, respectively, compared to the corresponding periods in 1999. The Company is encouraged by the recent strength in freight shipments in the second and third quarters of 2000. Although international revenues showed strength in the third quarter, the shift in the mix toward import business, and the overall cost increases from airlines on international segments created significant cost pressures, and resulted in a deterioration in margins and international segment profitability. Typically, our U.S. export business has a higher margin than imports. The international segment contribution to earnings from operations was a loss of $3.0 million and $6.0 million for the third quarter and first nine months of 2000, respectively, compared to a loss of $.7 million for the third quarter of 1999 and operating earnings of $1.7 million in the first nine months of 1999.

Operating expenses exceeded revenues in the third quarter and were 97.7% of revenues for the first nine months of 2000. This compares to 95.1% and 94.4% for the corresponding three and nine month periods in 1999 and 94.9% for all of 1999. Operating cost per shipment increased 9.1% in the third quarter of 2000 to $10.08 compared to $9.24 in the third quarter of 1999. The operating cost per shipment for the first nine months of 2000 increased 6.6% to $9.71 compared to the same period in 1999. The significantly higher cost of jet fuel is a major factor impacting operating costs in the first nine months of 2000. Excluding the cost of jet fuel, operating cost per shipment increased 7.4% for the third quarter and 4.6% for the first nine months of 2000. Additionally, productivity, as measured by shipments handled per paid employee hour, experienced a decline of 2.6% and 1.2% for the third quarter and first nine months of 2000, respectively. The Company continues to manage productivity at levels sufficient to maintain a high level of overall service integrity with its customers. At this time, maintaining service is a priority and no plans exist to reduce service to cut costs in the short term. Comparisons of certain operating expense components are discussed below.

Transportation purchased increased as a percentage of revenues to 31.5% in the first nine months of 2000 compared to 30.5% in the comparable period of 1999. This increase was primarily due to increases in farmed out pickup and delivery, international airline and surface linehaul rates as well as fuel surcharges on these services.

Station and ground expense increased to 32.0% of revenues in the first nine months of 2000 compared to 30.9% in the first nine months of 1999. The decline in productivity combined with wage related cost increases had a negative effect on this category of expense.

Flight operations and maintenance expense as a percentage of revenues during the first nine months of 2000 was 17.5% compared to 16.1% in the first nine months of 1999. Aviation fuel consumption decreased to 44.6 million gallons in the third quarter, a 1.3% decrease over the third quarter of 1999. For the first nine months of 2000, aviation fuel consumption of 135.8 million gallons increased 1.2% from the first nine months of 1999. The average aviation fuel price for the third quarter and first nine months of 2000 was $1.03 and $.96 per gallon, respectively, compared to $.68 and $.58 per gallon, respectively, in the comparable periods of 1999. As a result of fuel hedging contracts, the Company incurred $2.4 million of expense, equal to approximately $.02 per gallon, in the first nine months of 1999, with no hedging settlements occurring in the first nine months of 2000.

Effective January 1, 2000, the Company began to expense DC-9 engine overhaul costs directly to maintenance expense as costs are incurred. Engine overhaul costs currently charged to expense as incurred and included in the flight operations and maintenance category were previously accrued in advance of the next scheduled overhaul and charged to the depreciation and amortization category.

General and administrative expense was 7.9% of revenues in the first nine months of 2000, compared to 7.7% in 1999. This category of cost has increased as a percentage of revenues primarily due to wage and compensation cost pressures.

Depreciation and amortization expense decreased to 6.3% of revenues for the first nine months of 2000 compared to 6.6% in 1999. Depreciation expense in the first nine months of 2000 increased compared to the comparable period in 1999 due to the increased number of 767 aircraft placed in service since the third quarter of 1999. This increase was offset by the effect of the change in accounting for engine overhaul costs discussed above.

Interest expense in the first nine months of 2000 was higher than in the first nine months of 1999 due to higher levels of average outstanding borrowings. Effective interest rates for the first nine months of 2000 was comparable to the same period in 1999. Capitalized interest was $5.0 million for the first nine months of 2000 compared to $3.1 million in the first nine months of 1999.

Other income includes a nonrecurring gain of $1.9 million recorded in the second quarter on the sale of securities received in connection with the demutualization of Metropolitan Life.

The Company's effective tax rate was 38.1% in the first nine months of 2000 compared to 38.4% in the first nine months of 1999 and 38.1% for all of 1999.

The Company announced a number of new initiatives to improve volume growth and profitability. These initiatives include marketing targeted toward enhancing the suite of products offered, pursuing the small market business market, improving sales effectiveness, expanding third party logistics capabilities and increasing online offerings. Among these initiatives is also the introduction of a ground delivery service, which allows customers to consolidate their distribution process with the Company. The new service, which is scheduled to begin in April 2001, will leverage our existing infrastructure and excess capacity and is expected to provide a sound competitive offering in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of the change in working capital for the first nine months of 2000 was $211.5 million, compared to $227.6 million in the first nine months of 1999.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. The Company anticipates total capital expenditures to approximate $370 million in 2000. During the first nine months of 2000, total capital expenditures net of dispositions were $298.3 million compared to $224.6 million during the first nine months of 1999. Cash provided by operations and bank borrowings were the primary sources for funding capital expenditures in the first nine months of 2000.

The Company completed a share repurchase of 1 million shares of common stock in June 2000 for approximately $20.7 million, which were added to the Company's treasury stock. The shares were repurchased pursuant to a 4 million stock repurchase program authorized by the Board of Directors in 1998. The Company has no current plans to purchase additional shares under the remaining repurchase authorization.

The Company's operating cash flow is a major source of liquidity. Also, the Company's unsecured revolving bank credit agreement has traditionally been used as a major source of liquidity. In July 2000, the Company replaced its revolving bank credit facility under a new agreement that resulted in an increase in borrowing capacity from $250 million to $275 million for a five-year term expiring June 30, 2005. The Company also has available $25 million under unsecured uncommitted money market lines of credit with several banks used in conjunction with the revolving credit agreement to facilitate settlement and accommodate short-term borrowing fluctuations. With the higher level of capital expenditures in the first nine months of 2000, compared to 1999 and prior levels, and the decreased operating cash flows, reliance on the bank facilities has increased. A total of $210 million was outstanding at September 30, 2000 under the revolving bank credit and money market credit lines, compared to $95 million outstanding at December 31, 1999 and $79 million outstanding at September 30, 1999.

The Company's ratio of long-term debt to total capitalization was 30.1% at September 30, 2000, compared to 24.1% at September 30, 1999 and 24.7% at December 31, 1999.

In management's opinion, the available capacity under the bank credit agreements coupled with internally generated cash flow from remaining 2000 operations should provide adequate flexibility to finance anticipated capital expenditures for the balance of 2000.

FORWARD-LOOKING STATEMENTS:

Certain statements contained in this report are considered "forward-looking statements" as the term is defined in the Private Securities Litigation Reform Act of 1995. Such statements relate to views of future events and operating performance based upon information currently available to management. Forward-looking statements that are not historical facts are generally identified by the use of terminology which includes "believes", "expects", "anticipates", "intends", "plans" or other words with similar intent. Forward-looking statements involve risks, which are inherently difficult to predict. Actual results could materially differ from those expressed in the forward-looking statements.

Many factors could cause actual results to differ materially from the views expressed by the forward-looking statements. Those factors include, but are not limited to the following:

          -    Economic conditions in the U.S. and international markets in which the Company operates.
          -    Competition from other providers of transportation and related services.
          -    The ability to adapt to changing customer demand patterns, including the effect on demand resulting from technology
                developments.
          -    The ability of management to successfully implement sales growth initiatives and other business strategies in a cost-effective manner.
          -    Customer acceptance of new business initiatives and pricing programs.
          -    Retention and maintenance of key customer relationships.
          -    Disruption of service due to labor disputes.
          -    Changes in government regulation, including federal and local regulation governing the operation of the Company's aircraft.
          -    Increase in fuel prices.
          -    The ability to obtain financing on reasonable terms.
          -    Weather related disruptions of service, and customer demand and related impacts.

The Company does not intend to publicly revise or update any of its forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 27   Financial Data Schedule

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AIRBORNE FREIGHT CORPORATION
                                        ----------------------------
                                               (Registrant)

Date:               11/14/00            /s/Lanny H. Michael
                    -------             -------------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Chief Financial Officer

                                        /s/Robert T. Christensen
                                        -------------------------
                                        Robert T. Christensen
                                        Vice President,
                                        Corporate Controller