Form 10-K
period 2000-12-31
AIRBORNE INC /DE/
filed 2001-03-29
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 1-6512

AIRBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2065027 (I.R.S. Employer Identification No.)

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

NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

    As of February 20, 2001, 48,103,545 shares (net of 3,240,526 treasury shares) of the registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $504,000,000.(1)

Documents Incorporated by Reference

    Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Part I and Part II.

    Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held April 24, 2001 are incorporated by reference into Part III.

(1) Excludes value of shares of Common Stock held of record by non- employee directors and executive officers at February 20, 2001. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

                              AIRBORNE, INC.
                       2001 FORM 10-K ANNUAL REPORT

                             Table of Contents

                                                               Page

          Part I

Item 1.   Business                                              1
Item 2.   Properties                                            13
Item 3.   Legal Proceedings                                     13
Item 4.   Submission of Matters to a Vote of Security Holders   13
Item 4a.  Executive Officers of the Registrant                  14

          Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                   16
Item 6.   Selected Financial Data                               16
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   16
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                           16
Item 8.   Financial Statements and Supplementary Data           17
Item 9.   Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure                   18

          Part III

Item 10.  Directors and Executive Officers of the Registrant    18
Item 11.  Executive Compensation                                18
Item 12.  Security Ownership of Certain Beneficial Owners and   18
          Management
Item 13.  Certain Relationships and Related Transactions        18

          Part IV

Item 14.  Exhibits, Financial Statement Schedules, and          18
          Reports on Form 8-K

                                  PART I

ITEM 1.   BUSINESS
------------------
a)   General Development of Business
     -------------------------------
     Airborne, Inc. is a Delaware corporation formed in November 1999 to serve as a holding company for the operations of Airborne Freight
Corporation.  On December 26, 2000, the holding company structure was implemented, and Airborne Freight Corporation became a wholly-owned subsidiary of Airborne, Inc. and was renamed Airborne Express, Inc.
Certain of its affiliated corporations also became wholly-owned subsidiaries of Airborne, Inc. as part of this reorganization.

     Airborne, Inc. (herein referred to as the "Company," which reference shall include its direct and indirect subsidiaries and their assets and operations, unless the context clearly indicates otherwise) is a holding company operating through its subsidiaries as an air express company and air freight forwarder.  The Company expedites shipments of all sizes to destinations throughout the United States and most foreign countries.

     The Company holds a certificate of registration issued by the United
States Patent and Trademark Office for the service mark AIRBORNE EXPRESS.
Most public presentations of the Company carry this name.  The purpose of using this trade name is to more clearly communicate to the market place the primary nature of the business of the Company.

     Wholly-owned operating subsidiaries of the Company include Airborne
Express, Inc. (herein referred to as "AEI"), ABX Air, Inc. ("ABX") and Sky
Courier, Inc. AEI provides domestic and international delivery services in addition to customer service, sales and marketing activities.  ABX provides domestic express cargo service and cargo service to Canada and Puerto Rico.
AEI is the sole customer of ABX for this service.  ABX also offers limited charter services.

b)   Financial Information about Industry Segments
     ---------------------------------------------
     Response to this Item is contained in Note L of the Notes to
Consolidated Financial Statements (contained in the 2000 Annual Report to
Shareholders and incorporated by reference herein).

c)   Narrative Description of Business
     ---------------------------------
     The Company provides door-to-door express delivery of small packages and documents throughout the United States and to and from most foreign countries.  The Company also acts as an international and domestic freight forwarder for shipments of any size.  The Company's strategy is to be the low cost provider of express services for business customers.

Domestic Operations
-------------------
     The Company's domestic operations, supported by approximately 295 facilities, primarily involve express door-to-door delivery of shipments weighing less than 100 pounds.  Shipments consist primarily of business documents and other printed matter, computer hardware and parts, software, electronic and machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

     The Company's primary service is its Overnight Express product.  This product, which comprised approximately 57% of the Company's domestic shipments during 2000, generally provides before noon delivery on the next business day to most metropolitan cities in the United States.  The Company also provides Saturday, Sunday and holiday pickup and delivery service for most cities.

     The Company also offers two deferred service products, Next Afternoon
Service ("NAS") and Second Day Service ("SDS").  NAS is available for shipments weighing five pounds or less and SDS is offered for shipments of all weights.  Deferred service shipments, which comprised approximately 43%
of domestic shipments during 2000, are lower priced than the Overnight
Express product reflecting the less time sensitive nature of the shipments.
NAS rates are generally higher than SDS rates for comparably sized shipments.

     In 2000, the Company introduced its airborne@home product, which targets the residential delivery market.  This new product offers shippers a competitive combination of delivery service and pricing, while providing the Company an effective way to accomplish residential deliveries.  This product captures business from primarily Internet retailers and catalog fulfillment providers. The Company picks up, sorts and delivers
airborne@home shipments to any one of 21,000 U.S. Postal Service
Destination Delivery Units for expedited delivery to residences via USPS
Parcel Select Service. These shipments are sorted and routed similarly to
SDS shipments and are included in that category for shipment volume reporting purposes.

     While the Company's domestic system is designed primarily to handle small packages, any available capacity is also utilized to carry heavier weight shipments which the Company would normally move on other carriers in its role as an airfreight forwarder.

Communications System
---------------------
     FOCUS (Freight On-line Control and Update System) is a proprietary communications system which provides real time information for purposes of tracking and providing the status of customer shipments as well as monitoring the performance of the Company's operational systems.  The
Company's facilities and international agents are linked to FOCUS and provide information on the status and location of customer shipments 24 hours a day.  Some information is provided to FOCUS through the use of hand-
held scanners which read bar-codes on the shipping documents.  FOCUS allows customers access to shipment information through either direct dial-in capabilities or through the Company's website on the Internet.

     FOCUS provides the Company's personnel with important information for use in coordinating its operational activities.  Information regarding
Company-operated aircraft arrivals and departures, weather, and documentation requirements for shipments destined to foreign locations are several examples of the information maintained and provided by FOCUS.

Pickup and Delivery
-------------------
     The Company accomplishes its door-to-door pickup and delivery service using approximately 15,400 radio-dispatched delivery vans and trucks.
Approximately 6,200 are operated by the Company with employee drivers.
Independent contractors under contract with the Company provide the balance of the pickup and delivery services.

     Because convenience is an important factor in attracting business from less frequent shippers, the Company has an ongoing program to place drop boxes in convenient locations.  Drop boxes allow customers the flexibility to tender shipments to the Company without scheduling a pickup.  The
Company has approximately 15,100 boxes in service.

Sort Facilities
---------------
     The Company's main sort center is located in Wilmington, Ohio.  The sort center currently has the capacity to handle approximately 1.2 million pieces during the primary 3-1/4 hour nightly sort operation.  On average, approximately 1.0 million pieces were sorted each weekday night at the sort center during the fourth quarter of 2000.

     In addition to the main sort facility at Wilmington, nine regional hub facilities have been established primarily to sort shipments originating and having a destination within approximately a 300 mile radius of a regional hub.

     The Company also conducts a day sort operation at Wilmington which services SDS and airborne@home shipments.  The day sort generally receives these shipments through a combination of flights and trucks originating from regional hubs, station facilities or customer sites.

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

     In the fourth quarter of 2000, the night sort and day sort operations at Wilmington handled approximately 45% and 27% of total shipment weight, respectively, with the regional hubs handling the remaining 28%.

Shipment Routing
----------------
     The logistics of moving a shipment from its origin to destination are determined by several factors.  Shipments are routed differently depending on shipment product type, weight, geographic distances between origin and destination, and locations of Company stations relative to the locations of sort facilities.  Shipments generally are moved between stations and sort facilities on either Company aircraft or contracted trucks.  A limited number of shipments are transported airport-to-airport on commercial air carriers.

     Overnight Express shipments and NAS shipments are picked up by local stations and generally consolidated with other stations' shipments at
Company airport facilities.  Shipments that are not serviced through regional hubs are loaded on Company aircraft departing each weekday evening from various points within the United States, Canada and Puerto Rico.
These aircraft may stop at other airports to permit additional locations and feeder aircraft to consolidate their cargo onto the larger aircraft before completing the flight to the Wilmington hub.  The aircraft are scheduled to arrive at Wilmington between approximately 10:30 p.m. and 2:30
a.m. at which time the shipments are sorted and reloaded.  The aircraft are scheduled to depart before 6:00 a.m. and return to their applicable destinations in time to complete scheduled next business morning or deferred service commitments.  The Wilmington hub also receives shipments via truck from selected stations in the vicinity of the Wilmington hub for integration with the nightly sort process.

     The day sort operation for SDS shipments is supported by 16 aircraft that return to Wilmington from overnight service destinations on Tuesday through Thursday.  These aircraft, and trucks from eight regional hubs, arrive at Wilmington between 8:00 a.m. and 1:30 pm, at which time shipments are sorted and reloaded on the aircraft or trucks by 3:30 p.m. for departure and return to their respective destinations.

     The Company also performs weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both Overnight
Express and deferred service shipments.  This sort is supported by 22
Company aircraft and by trucks.

Aircraft
--------
     The Company currently utilizes pre-owned Boeing 767 aircraft and
McDonnell Douglas DC-8 and DC-9 aircraft.  After acquisition, the aircraft are modified for use within the Company's cargo operation.  As of the end of 2000, the Company's in-service fleet consisted of a total of 120 aircraft, including 17 Boeing 767-200s, 30 McDonnell Douglas DC-8s
(consisting of nine series 61, four series 62 and 17 series 63 aircraft)
and 73 DC-9s (consisting of two series 10, 43 series 30 and 28 series 40 aircraft).  The Company owns all the aircraft it operates, except for one
DC-9 aircraft.  In addition, approximately 70 smaller aircraft are chartered nightly to connect small cities with Company aircraft that then operate to and from Wilmington.

     In 1998, the Company introduced the Boeing 767-200 aircraft to its operating fleet.  During 2000, nine additional 767s were placed into service bringing the total 767 aircraft in service to 17.  The Company has commitments to acquire a total of 30 767s (inclusive of 19 767s owned at
December 31, 2000) by the end of 2003.  This newer, more efficient generation of aircraft has allowed the Company to remove from service less economical DC-8 aircraft and provide additional lift capacity.  A total of three additional 767 aircraft are anticipated to be placed into service in
2000 including two 767s which were undergoing modification at the end of
2000.  With these additions, the Company anticipates removing a total of nine DC-8s from service by the end of 2001 inclusive of three DC-8s anticipated to be removed during 2001.  Currently, 2 of the
removed DC-8 aircraft have been redeployed to the Company's dedicated charter service operations.  Additional DC-8s may be dedicated to this service depending on customer demand.  Future aircraft retirements will be determined based upon shipment growth, capacity requirements, charter service demand and the timing of placing 767s into service.

     During 2000, the nightly lift capacity of the system was increased by approximately 96,000 pounds, reaching 4.2 million pounds at December 31,
2000.  During 2000, the Company's average utilization of available lift capacity approximated 70%.

     In response to increased public awareness regarding the operation of older aircraft, the Federal Aviation Administration ("FAA") periodically mandates additional maintenance requirements for certain aircraft, including the type operated by the Company.  In recent years, the Company has completed, and continues to perform, a number of inspection and maintenance programs pertaining to various Airworthiness Directives issued by the FAA.  The FAA could, in the future, impose additional maintenance requirements for aircraft and engines of the type operated by the Company or interpret existing rules in a manner which could have a material effect on the Company's operations and financial position.  See "Business -
Regulation".

Ground Service
--------------
     The Company plans on expanding its service offerings by introducing a new product, Ground Delivery Service ("GDS"), beginning in April 2001.
With GDS, the Company can offer customers both air and ground services and effectively utilize a bundled marketing approach to attracting and retaining customers.  GDS will be a door-to-door, one to six day ground transit service which will leverage the Company's existing sort, line haul and pickup and delivery infrastructure.  This new product will generally be priced less then existing deferred services reflecting the less time sensitive nature of ground shipments.

International Operations
------------------------
     The Company provides international express door-to-door delivery and a variety of freight services.  These services are provided in most foreign countries on an inbound and outbound basis through a network of Company offices and independent agents.  Most international deliveries are accomplished within 24 to 96 hours of pickup.

     The Company's domestic stations are staffed and equipped to handle international shipments to or from almost anywhere in the world.  In addition to its extensive domestic network, the Company operates its own offices in Taipei, Hong Kong, Singapore, Australia, New Zealand,
Netherlands, Sweden and the United Kingdom.  The Company's freight and express agents worldwide are connected to FOCUS, The Company's on-line communication network, through which the Company can provide its customers with immediate access to the status of shipments almost anywhere in the world.

     The Company's international air express service is intended for the movement of non dutiable and certain dutiable shipments weighing 70 pounds or less.  The Company's international airfreight service handles heavier weight shipments on either an airport-to-airport, door-to-airport or door-
to-door basis.  The Company also offers ocean service capabilities for customers who want a lower cost shipping option.

     The Company's strategy is to use a variable-cost approach in delivering and expanding international services to its customers.  This strategy uses existing commercial airline lift capacity in connection with the Company's domestic network to move shipments to and from overseas destinations and origins.  Additionally, service arrangements with independent freight and express agents have been entered into to accommodate shipments in locations not currently served by Company-owned operations.  The Company currently believes there are no significant service advantages which would justify the operation of its own aircraft on international routes, or making significant investment in additional offshore facilities or ground operations.  In order to expand its business at a reasonable cost, the Company has, from time to time, entered into joint venture agreements which combine the Company's management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners.  Joint venture operations currently exist in Japan, Thailand, Malaysia, and South Africa.

Customers and Marketing
-----------------------
     The Company's primary domestic strategy focuses on providing low cost express services for business customers.  Most high volume customers have entered into service agreements providing for specified rates or rate schedules for express deliveries.  As of December 31, 2000, the Company serviced approximately 526,000 active customer shipping locations.

     The Company determines prices for any particular domestic express customer based on competitive factors, anticipated costs, shipment volume and weight, and other considerations.  The Company believes that it generally offers prices that are competitive with, or lower than, prices quoted by its principal competitors for comparable services.

     Internationally, the Company's marketing strategy is to target the outbound express and freight shipments of U.S. business customers, and to sell the inbound service of the Company's distribution capabilities in the
United States.

     Both in the international and domestic markets, the Company believes that its customers are most effectively reached by a direct sales force and does not engage in extensive mass media advertising.  Domestic sales representatives are responsible for selling both domestic and international express shipments.  In addition, the International Division has its own dedicated direct sales organization for selling international freight service.

     The Company's sales force currently consists of approximately 385 domestic representatives and approximately 105 international specialists.
The Company plans on expanding the size of its domestic sales force in 2001 through the addition ratably during the year of approximately 100 representatives.  The Company's sales efforts are supported by the
Marketing and International Divisions, based at the Company headquarters.
Senior management is also active in marketing the Company's services to major accounts.

     Customer technology and automation continue to be important factors in attracting and retaining customers.  The Company continues to enhance automation of the shipping process to make it easier for customers to use the Company's services as well as provide them with valuable management information.  The Company believes that it is generally competitive with other express carriers in terms of, customer automation, reliability and convenience.

     For many of its high volume customers, the Company offers a metering device, called LIBRA (SM), which is installed at the customer's place of business.  With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels, provides custom shipping reports, and enables the customer to track the exact status of shipments in the Company's FOCUS shipping and tracking system.  At year end 2000, the system was in use at approximately 9,800 customer locations.
Use of LIBRA not only benefits the customer, but also lowers the Company's operating costs, since LIBRA shipment data is transferred into the FOCUS system automatically, thus avoiding duplicate data entry.

     "Customer Linkage", an electronic data interchange ("EDI") program developed for the Company's highest volume shippers, allows customers, with their computers, to create shipping documentation at the same time they are entering orders for their goods.  At the end of each day, shipping activities are transmitted electronically to the FOCUS system where information is captured for shipment tracking and billing purposes.
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

     The Company offers customers PC-based software designed to improve their productivity and provide convenient access to the Company's various services.  LIGHTSHIPr Shipping Software for Windowsr allows customers, working from their PCs, to obtain estimated shipping rates and delivery times, prepare and print shipping labels, schedule pickups and track the status of their shipments.

     The Company maintains an Internet website, www.airborne.com, which provides customers a global connection to the Company's services.  The website allows customers to track the status of their shipments, contact customer service representatives, locate drop boxes, obtain information regarding the Company's service offerings and documentation requirements, transit times, in addition to providing other useful information about the
Company.  In 2000, the Company introduced eServices, a secure internet based shipping system which allows for online shipment labeling, pickup scheduling, tracking and billing.

     In 2001, the Company plans on introducing AirborneExchange, a suite of interrelated customer technology programs designed to take advantage of internet functionality.  These products will enhance and in some instances replace existing customer technology solutions.

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

     In addition, the Company's Sky Courier subsidiary provides expedited next-flight-out domestic and international services at premium prices.  Sky
Courier also offers limited local intercity courier services as well as a
Field Stock Exchange program where customer inventories are managed at over
60 locations around the United States and Canada.

Competition
-----------
     The market for the Company's services has been and is expected to remain highly competitive.  The principal competitive factors in both domestic and international markets are price, the ability to provide reliable pickup and delivery, and value-added services.

     Federal Express continues to be the dominant competitor in the domestic air express business, followed by United Parcel Service.  The
Company ranks third in shipment volume behind these two companies in the domestic air express business.  Other domestic air express competitors include the U.S. Postal Service's Express and Priority Mail Services and

several other transportation companies offering next morning or next-plane-
out delivery service.  The Company also competes to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

     The Company believes it is important to maintain an active capital expansion program to improve and maintain service and increase productivity
Additionally, the Company made a strategic decision to accelerate the acquisition and deployment of 767 aircraft in 1999 and 2000 in order to replace less efficient DC-8 aircraft. However, the Company has significantly less capital resources than its two primary competitors.

     In the international markets, in addition to Federal Express and
United Parcel Service, the Company competes with DHL, TNT, and airfreight forwarders and carriers, and most commercial airlines.

Employees
---------
     As of December 31, 2000, the Company and its subsidiaries had approximately 16,000 full-time employees and 8,100 part-time and casual employees.  Approximately 7,300 full-time employees (including the
Company's 800 pilots) and 3,000 part-time and casual employees are employed under union contracts, primarily with locals of the International
Brotherhood of Teamsters and Warehousemen.

Labor Agreements
----------------
     Labor agreements covering most of the Company's union ground personnel were renegotiated in 1998 or 1999 and expire in either 2003 or 2004. The
Company's pilots are covered by a contract which becomes amendable on July
31, 2001.  Although the Company has not experienced any significant disruption from labor disputes in the past, there can be no assurance that disputes will not arise in the future which could disrupt service to customers.

Subsidiaries
------------
The Company has the following wholly-owned subsidiaries:

1.   Airborne Express, Inc., a Delaware corporation, provides domestic and international delivery services in addition to customer service, sales and marketing activities.
2.   ABX Air, Inc., a Delaware corporation, owns and operates the Company's certificated air carrier and related assets.  Its wholly-owned subsidiaries with operating activities are as follows:
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
3.   Sky Courier, Inc., a Delaware corporation, provides expedited courier service.
4.   Airborne Credit, Inc., a Virginia corporation, provides liquidity through the purchase and sale of AEI's trade accounts receivable.
5.   Airborne Freight Limited, a New Zealand corporation, provides air
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

     The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, security procedures, training, communications, the carriage of hazardous materials and other matters affecting air safety.  The FAA issues operating certificates and operations specifications to carriers which possess the technical competence to conduct air carrier operations.  In addition, the
FAA issues certificates of airworthiness to each aircraft which meets the requirements for aircraft design and maintenance.  The Company believes it holds all airworthiness and other FAA certificates required for the conduct of its business and operation of its aircraft, although the FAA has the power to suspend or revoke such certificates for cause, including failure to comply with federal law and FAA regulations.

     The FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors.  For example, the FAA has commenced an inspection of DC-8 aircraft of the type operated by the Company to determine if certain of the aircraft structures and components meet all aircraft certification requirements. The DC-9 may in the future also be subject to a similar FAA inspection.  If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to either reduce cargo loads, strengthen any structure or component shown to be inadequate, or make other modifications to the aircraft. New mandatory directives could also be issued requiring the
Company to inspect and replace aircraft components based on their age or condition.

                                  Page 10
     In addition to the issuance of mandatory directives, the FAA from time to time may amend its regulations thereby increasing regulatory burdens on air carriers.  For example, the FAA can order the installation or enhancement of safety related aircraft equipment.  Recent legislation requires the FAA to mandate the installation of collision avoidance systems in all cargo aircraft by the end of 2002.  The Company estimates the cost to comply with this legislation to be approximately $9 million.  Depending on the scope of the FAA's orders or amended regulations, these requirements may cause the Company to incur substantial expenses.

     The federal government generally regulates aircraft engine noise at its source.  However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations.  The Airport Noise and Capacity Act of 1990 provides that in the case of Stage 3 aircraft (all of the Company's operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers' or the government's approval of the rule prior to its adoption.  The Company believes the operation of its aircraft either complies with or is exempt from compliance with currently applicable local airport rules.  However, some airport authorities are considering adopting local noise regulations and to the extent more stringent aircraft operating regulations are adopted on a widespread basis, the Company might be required to expend substantial sums, make schedule changes or take other actions to comply with such local rules.  In addition, the United States, working through the International Civil Aviation Organization, is considering the adoption of more stringent aircraft noise regulation which, if adopted, could impose additional requirements on the Company to mitigate aircraft noise including the possible retirement of certain of its aircraft before the end of their useful economic lives.

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

     Under currently applicable federal aviation law, ABX could cease to be eligible to operate as an all-cargo carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens or the airline were not effectively controlled by U.S. citizens.  Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-thirds of the directors and officers of an air carrier must be
U.S. citizens.  To the best of the Company's knowledge, foreign stockholders do not control more than 25% of the outstanding voting stock.
Two of the Company's 42 officers are not U.S. citizens.

                                  Page 11
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

Financial Information Regarding International and Domestic Operations
---------------------------------------------------------------------
     Financial information relating to foreign and domestic operations for each of the three years in the period ended December 31, 2000 is presented in Note L (Segment Information) of the Notes to Consolidated Financial
Statements appearing in the 2000 Annual Report to Shareholders and is incorporated herein by reference.

Forward-looking statements
--------------------------

     Certain statements contained in this report or in documents incorporated by reference are considered "forward-looking statements" as the term is defined in the Private Securities Litigation Reform Act of
1995.  Such statements relate to views of future events and operating performance based upon information currently available to management.
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

     -   The ability to adapt to changing customer demand patterns, including the effect on demand from technology developments.

     -    The ability of management to successfully implement sales
          growth initiatives and other business strategies in a cost-
          effective manner.

     -    Customer acceptance of new business initiatives and pricing programs.

     -    Retention and maintenance of key customer relationships.

                                  Page 12

     -    Disruption of service due to labor disputes.

     -    Changes in government regulation, including federal and local regulation governing the operation of the Company's aircraft.

     -    Increase in fuel prices.

     -    The ability to obtain financing on reasonable terms.

     -    Weather related disruptions of service, and customer demand related impacts.

The Company does not intend to publicly revise or update any of its forward-
looking statements.

ITEM 2.   PROPERTIES
--------------------
     The Company leases general and administrative office facilities located in Seattle, Washington.

     At year end the Company maintained approximately 295 domestic and 45 foreign stations, most of which are leased.  The majority of the facilities are located at or near airports.

     The Company owns the airport at the Airborne Air Park, in Wilmington,
Ohio.  The airport currently consists of two runways, taxi-ways, aprons, buildings serving as aircraft and equipment maintenance facilities, sort facilities, storage facilities, a training center and both operations and administrative offices.

     The Company believes its existing facilities are adequate to meet current needs.

     Information regarding collateralization of certain property and lease commitments of the Company is set forth in Notes G and H of the Notes to
Consolidated Financial Statements appearing in the 2000 Annual Report to
Shareholders and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     None

                                  Page 13

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

                              Positions and Offices Presently
Name                     Age  Held and Business Experience
----                     ---  ----------------------------

Robert S. Cline          63   Chairman and Chief Executive Officer (1984
                              to date); Vice Chairman and Chief Financial
                              Officer (1978 to 1984); Executive Vice
                              President and Chief Financial Officer (1973
                              to 1978); Senior Vice President, Finance
                              (1970 to 1973); Vice President, Finance
                              (1968 to 1970); Vice President, Finance,
                              Pacific Air Freight, Inc. (1966 to 1968)

Robert G. Brazier        63   Vice Chairman (2000 to date); President and
                              Chief Operating Officer (1978 to 2000);
                              Executive Vice President and Chief
                              Operating Officer (1973 to 1978); Senior
                              Vice President, Operations (1970 to 1973);
                              Vice President, Operations (1968 to 1970);
                              Vice President, Sales and Operations,
                              Pacific Air Freight, Inc. (1964 to 1968)

Carl D. Donaway          49   President and Chief Operating Officer
                              (August 2000 to date); Senior Executive
                              Vice President (February 2000 to August
                              2000); Chief Executive Officer, ABX Air,
                              Inc. (1992 to date); offices held in the
                              Company:  Vice President, Business Analysis
                              (1992); Vice President, Customer Support
                              (1990 to 1992)

David A. Billings        55   Senior Vice President and Chief Information
                              Officer (August 2000 to date); Senior Vice
                              President, Information and Technology
                              Systems (1993 to 2000); Vice President,
                              Information and Technology Systems (1981 to
                              1988,1990 to 1993)

Kenneth J. McCumber      55   Senior Vice President, Sales (November 2000
                              to date); Senior Vice President and General
                              Manager,Logistics Services (1999 to 2000);
                              Vice President and General Manager,
                              Logistics Services (1993 to 1999); Vice
                              President, Corporate Marketing (1986 to
                              1993)

                                  Page 14

Lanny H. Michael         49   Senior Vice President and Chief Financial
                              Officer (August 2000 to date); Senior Vice
                              President, Treasurer (1993 to 2000); Vice
                              President, Treasurer and Controller (1988
                              to 1993); Vice President, Controller (1985
                              to 1988); Controller (1981 to 1985)

David C. Anderson        47   Vice President, General Counsel and
                              Corporate Secretary (February 2000 to
                              date); Corporate Secretary/Counsel (1993 to
                              2000)

                                  Page 15
                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
STOCKHOLDER MATTERS
--------------------
     The response to this Item is contained in the 2000 Annual Report to
Shareholders and the information contained therein is incorporated herein by reference.

     On February 20, 2001 there were 1,212 shareholders of record of the
Common Stock of the Company based on information provided by the Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
     The response to this Item is contained in the 2000 Annual Report to
Shareholders and the information contained therein is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
     The response to this Item is contained in the 2000 Annual Report to
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

Interest Rate Risk
------------------
     Indebtedness of the Company under its various borrowing arrangements creates interest rate risk. The Company had outstanding long-term debt of
$322 million as of December 31, 2000. The Company has exposure to changes in interest rates for the portion of its long-term debt ($115 million) that carries variable interest rates which reprice frequently. However, the majority of its long-term debt ($207 million) carries interest rates which are fixed.  Management does not consider this repricing risk to be significant. The Company does not currently use derivative financial instruments to manage its interest rate risk.

     The Company's sensitivity to interest rate risk can be quantified by estimating the decrease in fair value of its long-term debt through a hypothetical 10% increase in interest rates. As of December 31, 2000, a 10%
increase in interest rates would have decreased fair value of the Company's long-term debt by approximately $6 million. The underlying fair value

                                  Page 16
before performing the hypothetical calculation was estimated principally from quoted market prices for the same securities.

Foreign Currency Risk
---------------------
     The Company's earnings are exposed to changes in the value of the U.S.
dollar relative to other foreign currencies since the Company's services are provided in a number of foreign markets. Currency exposure may arise through the collection of revenues and payment of expenses in these foreign markets. The Company currently does not use derivative financial instruments to manage foreign currency risks.

     Foreign currency rate sensitivity can be quantified by estimating the change in earnings as a result of a hypothetical, uniform, 10%
Strengthening in the value of the U.S. dollar relative to the currencies in which the revenues and expenses are denominated. This calculation, while ignoring the potential effect on revenue and expense levels resulting from a significant change in foreign currency exchange rates, would result in an approximately $4 million dollar increase in pretax earnings from operations for the year ended December 31, 2000.

Jet Fuel Price Risk
-------------------
     The Company is inherently dependent on jet fuel to operate its fleet of aircraft and accordingly earnings are impacted by changes in jet fuel prices. For the year ended December 31, 2000 the Company consumed 184.1 million gallons of jet fuel at an average price of $1.02 per gallon.  Notes
A and B of the Notes to Consolidated Financial Statements (contained in the
2000 Annual Report to Shareholders and incorporated by reference herein)
describe the accounting policy, fair value and additional information regarding the Company's use of financial instruments to manage jet fuel price risk.

     Jet fuel price sensitivity can be quantified by estimating the decrease in earnings as a result of a uniform increase in average jet fuel prices applied against consumption. If jet fuel prices were to increase
10%, earnings for the year ended December 31, 2000 would have decreased approximately $18.8 million.  While the Company does have a fuel hedging program and has utilized fuel hedging contracts in previous periods, the
Company did not have contracts in place during 2000.  The Company may enter into contracts in future periods depending on pricing and market conditions.  During 2000, the Company implemented a temporary fuel surcharge on revenue to mitigate the earnings effect of unusually high fuel prices.

     The Company does not use derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     The response to this Item is contained in the 2000 Annual Report to
Shareholders and the information contained therein is incorporated herein by reference.
                                  Page 17
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The response to this Item is contained in part in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Election of
Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance"
and the information contained therein is incorporated herein by reference.

     The executive officers of the Company are elected annually at the
Board of Directors meeting held in conjunction with the annual meeting of shareholders.  There are no family relationships between any directors or executive officers of the Company.  Additional information regarding executive officers is set forth in Part I, Item 4a.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The response to this Item is contained in the Proxy Statement for the
2001 Annual Meeting of Shareholders under the caption "Executive
Compensation" and the information contained therein is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The response to this Item is contained in the Proxy Statement for the
2001 Annual Meeting of Shareholders under the captions "Voting at the
Meeting" and "Stock Ownership of Management" and the information contained therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     None

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)1.     Financial Statements
          --------------------
     The following consolidated financial statements of Airborne, Inc. and its subsidiaries as contained in its 2000 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

               Consolidated Statements of Net Earnings

               Consolidated Balance Sheets

                                  Page 18
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
          --------
      The following exhibits are filed with this report:

EXHIBIT NO. 3  Articles of Incorporation and Bylaws
---------------------------------------------------
            3(a) The Restated Certificate of Incorporation of Airborne,
            Inc.

            3(b) The Bylaws of Airborne, Inc. (incorporated by reference from Exhibit 4.2 to the Company's Form 8-K filed with the
            Securities and Exchange Commission on December 26, 2000).

EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
------------------------------------------------------------------
Including Indentures
--------------------
            4(a) Indenture dated as of December 3, 1992, between AEI and
            The Bank of New York, as trustee, relating to AEI's 8-7/8%
            Notes due 2002 (incorporated by reference from Exhibit 4(a) to
            Amendment No. 1 to the Company's Registration Statement on
            Form S-3, No. 33-54560 filed with the Securities and Exchange
            Commission on December 4, 1992).

            4(b) First Supplemental Indenture dated as of September 15,
            1995, between AEI and The Bank of New York, as trustee,
            relating to AEI's 7.35% Notes due 2005 (incorporated by
            reference from Exhibit 4(b) to Amendment No. 1 to the
            Company's
                 Registration Statement on Form S-3, No. 33-61329, filed
            with the Securities and Exchange Commission on September 5,
            1995).

            4(c) Second Supplemental Indenture dated as of February 12,
            1997 between AEI and The Bank of New York, as trustee,
            relating to AEI's 8-7/8% Notes due 2002 (incorporated by
            reference from Exhibit 4(e) to the Company's Form 10-K for the year ended December 31, 1996).

            4(d) Rights Agreement, dated as of February 14, 1997 between
            AEI and The Bank of New York, as Rights Agent (incorporated by reference from Exhibit 1 to the Company's Registration

                                  Page 19
                 Statement on Form 8-A, filed with the Securities and
            Exchange Commission on February 12, 1997).

            4(e) Assignment and Assumption Agreement dated December 21,
            2000 between Airborne, Inc. and AEI relating to the Rights
            Agreement(see 4(d) above, incorporated by reference from
            Exhibit 4.3 to the Company's Form 8-K filed with the
            Securities and Exchange Commission on December 26, 2000).

            4(f) Certificate of Adjustment relating to the Rights
            Agreement (see 4(d) above, incorporated by reference from
            Exhibit 4 to Amendment 1 to the Company's Registration
            Statement on Form 8-A, filed with the Securities and Exchange
            Commission on June 1, 1998).

            4(g) Certification of Adjustment relating to the Rights of
            Agreement (see 4(d) above, incorporated by reference from
            Exhibit 4.4 to the Company's Form 8-K filed with the
            Securities and Exchange Commission on December 26, 2000).

            4(h) Form of Right Certificate relating to the Rights
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
            10(a)     1983 Airborne, Inc. Key Employee Stock Option and
            Stock Appreciation Rights Plan, as amended through February 2,
            1987 (incorporated by reference from Exhibit 10(c) to the
            Company's Form 10-K for the year ended December 31, 1986).

            10(b)     1989 Airborne, Inc. Key Employee Stock Option and
            Stock Appreciation Rights Plan (incorporated by reference from
            Exhibit 10(d) to the Company's Form 10-K for the year ended
            December 31, 1989).

            10(c)     1994 Airborne, Inc. Key Employee Stock Option and
            Stock Appreciation Rights Plan (incorporated by reference from the Addendum to the Company's Proxy Statement for the 1994
            Annual Meeting of Shareholders).

            10(d)     Airborne, Inc. 1998 Key Employee Stock Option Plan
            (incorporated by reference from the Addendum to the Company's
            Proxy Statement for the 1998 Annual Meeting of Shareholders).

                                  Page 20
            10(e)     Airborne, Inc. Directors Stock Option Plan
            (incorporated by reference from the Addendum to the Company's
            Proxy Statement for the 1991 Annual Meeting of Shareholders).

            10(f)     Airborne, Inc. 2000 Director Stock Option Plan
            (incorporated by reference from the addendum to the Company's
            Proxy Statement for the 2000 Annual Meeting of shareholders).

            10(g)     Airborne, Inc. Director Stock Bonus Plan dated April
            23, 1996 (incorporated by reference from Exhibit 10(a) to the
            Company's Form 10-Q for the quarter ended June 30, 1996).

            10(h)     First Amendment to Airborne, Inc. Director Stock
            Bonus Plan dated as of February 3, 1998 (incorporated by
            reference from Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1998).

            10(i)     Second Amendment to Airborne, Inc. Director Stock
            Bonus Plan dated as of February 3, 1998 (incorporated by
            reference from Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1998).

            10(j)     Airborne Express Executive Deferral Plan restated
            January 1, 2000(incorporated by reference from Exhibit 10(i)
            to the Company's Form 10-K for the year ended December 31,
            1999).

            10(k)     Airborne Express Supplemental Executive Retirement
            Plan restated January 1, 2000(incorporated by reference from
            Exhibit 10(j) to the Company's Form 10-K for the year ended
            December 31, 1999).

            10(l)     Airborne Express 2000-2004 Executive Incentive
            Compensation Plan (incorporated by reference from Exhibit
            10(b) to the Company's Form 10-Q for the quarter ended March
            31, 2000).

            10(m)     Airborne Express 2000-2004 Executive Group Incentive
            Compensation Plan (incorporated by reference from Exhibit
            10(a) to the Company's Form 10-Q for the quarter ended March
            31, 2000).

            10(n)     Employment Agreement dated December 15, 1983, as
            amended November 20, 1986, between AEI and Mr. Robert G.
            Brazier, then President and Chief Operating Officer
            (incorporated by reference from Exhibit 10(a) to the Company's
            Form 10-K for the year ended December 31, 1986).  A
            substantially identical agreement exist between the Company and four other executive officer.

            10(o)     Employment Agreement dated August 14, 2000 between
            AEI and Mr. Richard Corrado, Vice President, Marketing.  AEI
            has entered into substantially identical agreements with most of their officers.

                                  Page 21

Other Material Contracts
------------------------
            10(p)     $275,000,000 Credit Agreement dated as of July 27,
            2000 among AEI, as borrower, and Wachovia Bank of Georgia,
            N.A., as agent, and Wachovia Bank, N.A., as administrative agent, with U.S. Bank, as documentation agent, Bank of
            America, N.A., as syndication agent, and Wachovia Securities,
            Inc., as lead arranger (incorporated by reference from Exhibit
            10(a) to the Company's Form 10-Q for the year ended June 30,
            2000).

            10(q)     Joinder Agreement relating to the Credit Agreement
            between AEI, the original borrower, Wachovia Bank, N.A., as agent and Airborne, Inc., the new borrower (see 10(p) above).

            10(r)     Used Aircraft Sales Agreement entered into as of
            December 22, 1995 between ABX Air, Inc. and KC-One, Inc; KC-
            Two, Inc.; and KC-Three, Inc. (incorporated by reference from
            Exhibit 10(n) to the Company's Form 10-K for the year ended
            December 31, 1996).  Confidential treatment has been granted for confidential commercial and financial information,
            pursuant to Rule 24b-2 under the Securities Exchange Act of
            1934.

            10(s)     Receivables Purchase Agreement between Airborne
            Credit, Inc., as seller; AEI, as servicer; Blue Ridge Asset
            Funding
                 Corporation, as purchaser, and Wachovia Bank, N.A., as
            administrative agent.

            10(t)     Receivables Sale Agreement between AEI, as
            originator and Airborne Credit, Inc., as buyer.

EXHIBIT NO. 12 Statements Re Computation of Ratios
-------------------------------------------------------------
            12   Statement re computation of percentage ratio of total
            long-term debt to total capitalization

EXHIBIT NO. 13 Annual Report to Security Holders
------------------------------------------------
            13   Portions of the 2000 Annual Report to Shareholders of
            Airborne, Inc.

EXHIBIT NO. 21 Subsidiaries of the Registrant
---------------------------------------------
            21   The subsidiaries of the Company are listed in Part I of
            this report on Form 10-K for the year ended December 31, 2000.

EXHIBIT NO. 23 Consents of Experts and Counsel
----------------------------------------------
      23    Independent Auditors' Consent
                                  Page 22
      All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K
      -------------------
      On December 26, 2000, the Company filed a Form 8-K to report the implementation of a new holding company structure.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIRBORNE, INC.

                                   By /s/ Robert S. Cline
                                   ----------------------
                                      Robert S. Cline
                                      Chairman & Chief Executive
                                      Officer

                                   By /s/ Lanny H. Michael
                                   -----------------------
                                      Lanny H. Michael
                                      Chief Financial Officer

                                   By /s/ Robert T. Christensen
                                   ----------------------------
                                      Robert T. Christensen
                                      Chief Accounting Officer

Date:  _March 29, 2001__

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated:

/s/ Robert G. Brazier                /s/ Richard M. Rosenberg
-----------------------------        -----------------------------
Robert G. Brazier (Director)         Richard M. Rosenberg (Director)

/s/ Robert S. Cline                  /s/ Mary Agnes Wilderotter
-----------------------------        -----------------------------
Robert S. Cline (Director)           Mary Agnes Wilderotter (Director)

/s/ Harold M. Messmer, Jr.           /s/ Carl D. Donaway
-----------------------------        -----------------------------
Harold M. Messmer, Jr. (Director)    Carl D. Donaway (Director)

                                  Page 23
EXHIBIT INDEX

Exhibit
 Number                          Description
-------                          ------------

EXHIBIT NO. 3   Articles of Incorporation and Bylaws
----------------------------------------------------

  3(a)    Restated Certificate of Incorporation of Airborne, Inc.

EXHIBIT NO. 10  Material Contracts
----------------------------------

 10(o)    Employment Agreement between AEI and Mr. Richard Corrado

 10(q)    Joinder Agreement

 10(s)    Receivables Purchase Agreement

 10(t)    Receivables Sale Agreement

EXHIBIT NO. 12  Statements Re Computation of Ratios
--------------------------------------------------------------

   12     Statement re computation of percentage ratio of total
          long-term debt to total capitalization

EXHIBIT NO. 13  Annual Report to Security Holders
-------------------------------------------------

   13     Portions of the 2000 Annual Report to Shareholders of
          Airborne, Inc.

EXHIBIT NO. 23  Consents of Experts and Counsel
-----------------------------------------------

   23     Independent Auditors' Consent

                                  Page 24