Form 10-Q
period 2001-03-31
AIRBORNE INC /DE/
filed 2001-05-15
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding

Common Stock, par value $1 per share	48,104,545
(net of 3,240,526 treasury shares) as of March 31, 2001

                      AIRBORNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
               (Dollars in thousands except per share data)
                                (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                       --------
                                                 2001           2000
                                                 ----           ----
REVENUES:
   Domestic                                  $730,099       $725,252
   International                               93,422         87,212
                                             --------       --------
                                              823,521        812,464

OPERATING EXPENSES:
   Transportation purchased                   267,039        248,354
   Station and ground operations              277,932        254,937
   Flight operations and maintenance          151,686        142,963
   General and administrative                  68,509         63,197
   Sales and marketing                         24,002         20,019
   Depreciation and amortization               52,638         49,569
                                             --------       --------
                                              841,806        779,039
                                             --------       --------
      EARNINGS (LOSS) FROM OPERATIONS         (18,285)        33,425

OTHER INCOME (EXPENSE):
   Interest, net                               (4,497)        (4,914)
   Other                                       (3,485)           503
                                             --------       --------
      EARNINGS (LOSS) BEFORE INCOME TAXES     (26,267)        29,014

INCOME TAX EXPENSE (BENEFIT)                   (9,272)        11,115
                                             --------       --------
      NET EARNINGS (LOSS) BEFORE CHANGE IN    (16,995)        17,899
       ACCOUNTING

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING           -         14,206
                                             --------       --------
     NET EARNINGS (LOSS)                     $(16,995)       $32,105
                                             ========       ========
NET EARNINGS (LOSS) PER SHARE:
   BASIC
     Before change in accounting             $  (0.35)      $   0.37
     Cumulative effect of change in
      accounting                                    -           0.29
                                             --------       --------
     Net earnings (loss)                     $  (0.35)      $   0.66
                                             ========       ========
   DILUTED
     Before change in accounting             $  (0.35)      $   0.36
     Cumulative effect of change in
      accounting                                    -           0.29
                                             --------       --------
     Net earnings (loss)                     $  (0.35)      $   0.65
                                             ========       ========

DIVIDENDS PER SHARE                          $   0.04       $   0.04
                                             ========       ========
              See notes to consolidated financial statements.

                      AIRBORNE, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                               March 31      December 31
                                                 2001           2000
                                                 ----           ----
                                              (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash                                        $  66,890         $  40,390
  Trade accounts receivable,
      less allowance of $10,638 and $10,290     148,562           218,685
  Spare parts and fuel inventory                 43,591            43,231
  Refundable income tax                          20,728            21,595
  Deferred income tax assets                     28,789            28,839
  Prepaid expenses and other                     23,286            20,809
                                             ----------        ----------
     TOTAL CURRENT ASSETS                       331,846           373,549

PROPERTY AND EQUIPMENT, NET                   1,298,977         1,324,345

EQUIPMENT DEPOSITS and OTHER ASSETS              45,051            48,025
                                             ----------        ----------
TOTAL ASSETS                                 $1,675,874        $1,745,919
                                             ==========        ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                           $  156,046        $  180,623
  Salaries, wages and related taxes              80,289            71,179
  Accrued expenses                               90,513            83,518
  Current portion of debt                           485               477
                                             ----------        ----------
     TOTAL CURRENT LIABILITIES                  327,333           335,797

LONG-TERM DEBT                                  279,105           322,230

DEFERRED INCOME TAX LIABILITIES                 126,201           125,444

POST RETIREMENT LIABILITIES                      56,038            62,360

OTHER LIABILITIES                                42,721            37,233

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
    Authorized 5,200,000 shares,
        no shares issued
  Common stock, par value $1 per share -
    Authorized 120,000,000 shares
    Issued 51,345,071 and 51,279,651 shares      51,345            51,280
  Additional paid-in capital                    304,597           303,885
  Retained earnings                             548,781           567,700
  Accumulated other comprehensive income           (379)             (136)
                                             ----------        ----------
                                                904,344           922,729
  Treasury stock, 3,240,526 and 3,244,526
    shares, at cost               (59,868)          (59,874)
                                             ----------        ----------
                                                844,476           862,855
                                             ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,675,874        $1,745,919
                                             ==========        ==========
              See notes to consolidated financial statements.

                      AIRBORNE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                           --------
                                                      2001         2000
                                                      ----         ----
OPERATING ACTIVITIES:
  Net Earnings (Loss)                              $(16,995)    $ 32,105
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Cumulative effect of change in accounting           -      (14,206)
      Depreciation and amortization                  52,638       49,569
      Deferred income taxes                             806        4,307
      Postretirement obligations                     (6,323)       1,768
      Other                                           5,836        6,367
                                                   --------     --------
  CASH PROVIDED BY OPERATIONS                        35,962       79,910

    Change in:
      Proceeds from receivable securitization
       facility                                      50,000            -
      Receivables                                    20,123       (9,706)
      Inventories and prepaid expenses               (2,837)       2,311
      Refundable income taxes                           867            -
      Accounts payable                              (24,577)      (7,875)
      Accrued expenses, salaries and taxes payable   16,105       19,267
                                                   --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          95,643       83,907

INVESTING ACTIVITIES:
  Additions to property and equipment               (26,578)    (129,395)
  Disposition of property and equipment                 253        1,138
  Other                                               1,439       (1,864)
                                                   --------     --------
  NET CASH USED IN INVESTING ACTIVITIES             (24,886)    (130,121)

FINANCING ACTIVITIES:
  (Payments) proceeds on bank notes, net            (43,000)      42,000
  Principal payments on debt                           (116)        (107)
  Proceeds from common stock issuance                   783          912
  Dividends paid                                     (1,924)      (1,950)
                                                   --------     --------
  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES  (44,257)      40,855

NET INCREASE (DECREASE) IN CASH                      26,500       (5,359)

CASH AT JANUARY 1                                    40,390       28,678
                                                   --------     --------
CASH AT MARCH 31                                   $ 66,890     $ 23,319
                                                   ========     ========
              See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 (Unaudited)

NOTE A-SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 2001 presentation.

NOTE B-LONG-TERM DEBT:

Long-term debt consists of the following:

                                              March 31     December 31
                                                2001           2000
                                                ----           ----
                                                  (In thousands)
Senior debt:
  Revolving bank credit                   $   60,000     $   75,000
  Notes payable                                    -         28,000
  Senior notes                               200,000        200,000
  Revenue bonds                               13,200         13,200
  Other debt                                   6,390          6,507
                                          ----------     ----------
                                             279,590        322,707
Less current portion                             485            477
                                          ----------     ----------
                                          $  279,105     $  322,230
                                          ==========     ==========

The Company's revolving bank credit agreement provides for a total commitment of $275 million subject to certain financial covenants. In April 2001, an amendment to the agreement was completed that amended the fixed charge covenant and provided for borrowing availability to be allocated for issued letters of credit. The Company was in compliance with all financial covenants as amended for the first quarter. The Company is currently in the process of further restructuring the agreement. The restructured agreement will include provisions requiring the Company to provide collateral sufficient to secure the commitment. As of March 31, 2001, $60 million was outstanding under the facility and issued letter of credit commitments totaled $96.8 million. The Company expects the restructuring to be completed during the second quarter and accordingly has, continued to classify outstanding borrowings as long term on the consolidated balance sheet.

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

Weighted average shares outstanding used in earnings per share computations were as follows:

                                              Three Months Ended
                                                   March 31
                                                   --------
                                             2001            2000
                                             ----            ----
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                   48,079,634      48,785,792
  Diluted                                 48,080,472      49,206,767
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

The following is a summary of key segment information (in thousands):

                                              Three Months Ended
                                                   March 31
                                                   --------
                                             2001            2000
                                             ----            ----
SEGMENT REVENUES:
  Domestic                               $730,099        $725,252
  International                            93,422          87,212
                                         --------        --------
                                         $823,521        $812,464
                                         ========        ========
SEGMENT EARNINGS (LOSS) FROM OPERATIONS:
  Domestic                               $(16,528)       $ 35,575
  International                            (1,757)         (2,150)
                                         --------        --------
                                         $(18,285)       $ 33,425
                                         ========        ========
NOTE E-OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the three month periods ended March 31, 2001 and 2000, respectively (in thousands):

                                                     Income Tax
                                            Before    (Expense)     Net of
                                             Tax     or Benefit      Tax
2001                                         ---     ----------      ---
----
Unrealized securities losses arising
   during the period                        $(145)     $  56       $ (89)
Less: Reclassification adjustment for
   gains realized in net income               (32)        12         (20)
                                            -----      -----       -----
Net unrealized securities losses             (177)        68        (109)
Foreign currency translation adjustments     (201)        67        (134)
                                            -----      -----       -----
Other comprehensive income                  $(378)     $ 135       $(243)
                                            =====      =====       =====

                                                     Income Tax
                                            Before    (Expense)    Net of
                                             Tax     or Benefit     Tax
2000                                         ---     ----------     ---
----
Unrealized securities gains arising
   during the period                       $1,572     $ (605)     $  967
Less: Reclassification adjustment for
   gains realized in net income              (305)       117        (188)
                                           ------     ------      ------
Net unrealized securities gains             1,267       (488)        779
Foreign currency translation adjustments     (249)        96        (153)
                                           ------     ------      ------
Other comprehensive income                 $1,018     $ (392)     $  626
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company reported a net loss for the first quarter of 2001 of $17.0 million, or $.35 per diluted share. This compares to net earnings before a change in accounting of $17.9 million, or $.36 per share for the first quarter of 2000. Net earnings reported for the first quarter of 2000, including a $.29 per share credit for a change in accounting, were $32.1 million or $.65 per share.

Operating results were negatively affected by the slowing economy, the lack of growth in core domestic product and a shift in mix of shipment volumes. Also, with the slow growth in shipment volumes, productivity gains were difficult to achieve and not sufficient to offset increases in operating costs. The first quarter of 2001 had one less operating day than the comparable quarter last year, hindering volume and margin performance comparisons.

The following table sets forth selected shipment and revenue data for the periods indicated:

                                            Three Months
                                               Ended
                                              March 31
                                              --------
                                           2001     2000   Change
                                           ----     ----   ------
Shipments (in thousands):
   Domestic
     Overnight                            45,618   47,979   -4.9%
     Next Afternoon Service               13,428   13,934   -3.6%
     Second Day Service                   24,215   19,771   22.5%
     100 Lbs. and Over                        60       67  -10.4%
                                          ------   ------
     Total Domestic                       83,321   81,751    1.9%

   International
     Express                               1,600    1,529    4.6%
     Freight                                 102       94    8.5%
                                          ------   ------
     Total International                   1,702    1,623    4.9%
                                          ------   ------
   Total Shipments                        85,023   83,374    2.0%
                                          ======   ======
Average Pounds per Shipment:
   Domestic                                 4.14     4.21   -1.7%
   International                           51.92    47.87    8.5%

Average Revenue per Pound:
   Domestic                                $2.07    $2.07     -
   International                           $1.04    $1.11   -6.3%

Average Revenue per Shipment:
   Domestic                                $8.72    $8.87   -1.7%
   International                          $54.89   $53.74    1.6%

Total revenues increased 1.4% in the first quarter of 2001 compared to the same period of 2000. Domestic revenues increased .7% in the first quarter on one less operating day in 2001 than the comparable period in 2000. Average revenue per shipment declined 1.7% to $8.72 due to a decline in higher yielding overnight express shipments coupled with lower average weights per shipment in all shipment categories. Domestic revenues have been aided by a fuel surcharge on revenue of 3% that was originally implemented in February 2000 and was raised to a 4% beginning October 2000. In the first quarter of 2001, $24.6 million of surcharge revenue was recognized compared to $12.5 million in the same period last year. In January 2001, the Company announced a new pricing structure for its domestic services that included a rate increase, a shift to zone-based pricing and a non-scheduled pickup fee. Implementation of certain pricing actions were ongoing during the quarter with further actions being taken into the second quarter as customer contracts are renewed. Once fully implemented, the average rate increase is targeted to be about 5% with some variance keyed to shipping volume.

Domestic shipments increased 1.9% in the first quarter in comparison to the same period in 2000. The first quarter of 2001 had one less operating day than the comparable period in 2000. On a per day basis, domestic shipments increased 3.5% to 1.3 million shipments per day. The growth in shipments was due to volume increases in the Company's airborne@home product, which was introduced in late 1999 to service the e-commerce and business to residential markets. These shipments, included in the Second Day Service category for reporting purposes, totaled 5.3 million in the first quarter of 2001 compared to 554,000 in the first quarter of 2000. However, growth in airborne@home was offset by declining volumes in the Company's core products. The Company's core products include its Overnight service, Next Afternoon Service (NAS) and Second Day Service (SDS). Higher yielding Overnight shipments decreased 4.9% with NAS and SDS shipments decreasing 3.6% and 1.4%, respectively in the first quarter. The Company attributes these declines to slowing economic conditions.

In April 2001 the Company expanded its service portfolio by introducing a new product, Ground Delivery Service (GDS). With the addition of GDS, the Company can provide customers with ground services as well as air services. The new product will leverage the Company's sort and linehaul infrastructure and will be marketed to a target customer base initially. Shipment volumes are targeted to reach 15,000 shipments per day by the end of the second quarter with incremental growth targeted as new customers are added. The Company also began offering in April 2001 a new 10:30am delivery option to selected zip codes. This option allows customers to choose an earlier 10:30am delivery for a surcharge fee of up to $5. Shippers indicate their choice of the 10:30 am delivery or the next morning by noon delivery by using a specially bar-coded label. This new service option is not expected to require significant costs since it will leverage the existing performance structure.

International revenues increased 7.1% in the first quarter of 2001 compared to the same period a year ago with shipments increasing 4.9%. Higher yielding freight shipments increased 8.5% while the lower yielding express product grew 4.6%. While growth in the international freight segment was encouraging in the second half of 2000 and through the first quarter of 2001, a shift in mix towards lower margin import business continues to hinder margins. Likewise, growth during the first quarter of international express shipments was due to increases in lower margin import business. The international segment contribution to earnings from operations was a loss of $1.8 million for the first quarter of 2001 compared to a loss of $2.1 million in the similar period of 2000.

Operating expenses were 104.8% of revenues in the first quarter of 2001 as compared to 95.9% of revenues for the first quarter of 2000. Operating cost per shipment increased 6.0% to $9.90 in the first quarter of 2001 compared to a year ago, although decreased 2.6% from $10.16 per shipment incurred in the fourth quarter of 2000. The Company experienced a .1% improvement in productivity, as measured by shipments handled per paid employee hour, over the same period in 2000 and a 4.2% improvement over levels incurred in the fourth quarter of 2000. The Company continues to manage productivity at levels sufficient to maintain a high level of overall customer service.

Transportation purchased increased as a percentage of revenues to 32.4% in the first quarter of 2001 compared to 30.6% in the comparable period of 2000. This increase was primarily due to increases in farmed out pickup and delivery, international and surface linehaul and delivery costs paid to the U.S. Postal Service for delivery of airborne@home shipments.

Station and ground expense increased to 33.7% of revenues for the first quarter of 2001 compared to 31.4% in the first quarter of 2000. Flat productivity combined with wage related cost increases had a negative effect on this category of expense.

Flight operations and maintenance expense as a percentage of revenues during the first quarter of 2001 was 18.4% of revenues compared to 17.6% in the same period of 2000. The average aviation fuel price for the first quarter of 2001 was $1.00 per gallon compared to $.94 per gallon a year ago. Aviation fuel consumption decreased 3.9% to 43.9 million gallons in the first quarter of 2001. The decrease in consumption is a result of placing an additional seven 767 aircraft in service since the first quarter of 2000 thereby allowing less fuel-efficient DC-8 aircraft to be moved to shorter lane segments, backup status or charter operations or removed from service. Maintenance expenses increased due to additional 767 aircraft placed in service as compared to the same period of last year. The Company had 121 aircraft in service (17 Boeing 767s, 30 DC-8s and 74 DC-9s) at the end of the first quarter of 2001 compared to 114 aircraft at the end of the first quarter of 2000.

General and administrative expense was 8.3% of revenues in the first quarter of 2001 compared to 7.8% in the same period of 2000. The increase in 2001 was primarily due to wage and compensation cost pressures.

Sales and marketing costs were 2.9% of revenues in the first quarter of 2001 compared to 2.5% in the first quarter of 2000. Increased sales personnel and compensation costs as well as expanded marketing efforts to attract new business have resulted in higher levels of expenditures in this category.

Depreciation and amortization expense constituted 6.4% of revenues in the first quarter of 2001 compared to 6.1% in the first quarter of 2000. The increase is due to placing additional 767 aircraft since the first quarter of 2000.

Interest expense in the first quarter of 2001 was lower than the first quarter of 2000 due to lower average borrowings outstanding offset somewhat by higher effective interest rates. Capitalized interest was $1.1 million compared to $1.5 million in the first quarter of 2001 versus 2000, respectively. The lower level of average borrowings was a result of the off balance sheet refinancing of $200 million of long-term debt under a new accounts receivable securitization facility that was implemented in December 2000.

Other expense primarily represents discounts associated with the sales of receivables under the new accounts receivable securitization facility. Discounts related to recording the obligation to fund the purchaser's costs were $3.8 in the first quarter of 2001. The Company considers this expense to be an interest type of cost. Because of the off balance sheet nature of this financing, the cost is recorded separately from interest expense.

The Company's effective tax benefit rate was 35.3% in the first quarter of 2001 compared to an effective tax expense rate 38.3% recorded in the first quarter of 2000. The lower tax benefit rate recorded in the first quarter of 2001 as compared to the tax expense rate incurred in 2000 is a function of the provision impact of non-deductible expenses and state taxes.

The strength of the U.S. and global economies will have an impact on the results of operations for the balance of 2001 and beyond. The Company previously was optimistic that there may be an improvement in the U.S. economic environment during the second half of 2001. However, the current near-term lack of visibility regarding economic growth has caused the Company to expect slow shipment and revenue growth through the remainder of the year. While the Company is continuing to pursue cost reductions, it expects it will be difficult to return to positive operating income levels during the remaining quarters of 2001. The Company has however targeted to show sequential improvement in quarterly operating income.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of the change in working capital for the first three months of 2001 was $95.6 million, compared to $83.9 million in the first quarter of 2000. Inclusive in first quarter of 2001 operating cash flow is $50 million in proceeds from the sale of accounts receivable.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. During the first quarter of 2001, total capital expenditures net of dispositions were $26.3 million compared to $128.3 million during the first quarter of 2000. Due to the low level of operating performance and shipment volume growth, capital spending plans have been revised for 2001. The Company currently anticipates 2001 capital expenditures to be approximately $200 million, a reduction of $60 million from previously planned levels. Capital expenditures during 2001 are lower than 2000 primarily due to fewer acquisitions and deployments of 767 aircraft.

The Company's operating cash flow is a major source of liquidity. Additional liquidity of $50 million was provided in the first quarter of 2001 under a $200 million receivable securitization facility implemented in December 2000. This facility was fully utilized as of March 31, 2001. The Company also has a $275 million revolving bank credit agreement, which is subject to certain financial covenants, that historically has been used as a source of liquidity for periods between other financing transactions. In April 2001, an amendment to the agreement was completed that amended the fixed charge coverage covenant and provided for borrowing availability to be allocated for issued letters of credit. The Company was in compliance with all financial covenants as amended for the first quarter of 2001. The Company is currently in process of further restructuring the agreement. The restructured agreement will include provisions requiring the Company to provide collateral sufficient to secure the commitment. As of March 31, 2001, $60 million of borrowings were outstanding under the agreement and issued letters of credit totaled $96.8 million.

The Company's ratio of long-term debt to total capitalization was 22.3% at March 31, 2001 compared to 24.6% at December 31, 2000 and 26.2% at March 31, 2000.

In management's opinion, internally generated cashflows from operations coupled with anticipated availability under the revolving credit agreement should provide adequate flexibility to finance capital expenditures for the remainder of 2001. The Company is also evaluating other financing sources to ensure adequate liquidity.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in the Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENTS:

Statements contained herein and in other parts of this report which are not historical facts are considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such statements relating to future events involve risks and uncertainties which are inherently difficult to predict, including statements regarding future shipment growth and product acceptance, capacity requirements, capital expenditure levels and the adequacy of available financing capacity. Actual results, however, may vary because of competitor pricing initiatives, customer demand for time-definite and deferred services, the ability of management to successfully implement growth and profitability initiatives, economic and regulatory conditions, secure financing, fuel price volatility and labor disputes.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of Airborne, Inc. was held at The Westin Hotel, 1900
Fifth Avenue, Seattle, Washington 98101 on April 24, 2001. A total of
43,021,535 shares were represented at the meeting comprising 89% of the outstanding shares of the Company entitled to vote at the meeting on the record date (February 20, 2001).

The following directors were duly elected for terms ending in 2004:

                                          Number of Shares
                                              Voted For
                                              ---------
     Carl D. Donaway                         31,905,773
     Harold M. Messmer, Jr.                  31,918,761
     Mary Agnes Wilderotter                  30,420,872
     Rosalie J. Wolf                         30,401,810

The following are continuing directors with terms expiring as indicated:

     Terms Expiring in 2002             Terms Expiring in 2003
     ----------------------             ----------------------
     Robert G. Brazier                  Robert S. Cline
     James H. Carey                     Richard M. Rosenberg
     Andrew B. Kim                      William Swindells

The shareholders, by an affirmative vote of approximately 99% of the shares represented at the meeting and entitled to vote, approved the selection of
Deloitte & Touche LLP as independent auditors for the coming year.

The shareholders, by an affirmative vote of 25,148,842 votes representing
75% of the shares represented at the meeting and entitled to vote on this proposal, approved the proposal to urge the Board of Directors to take all necessary steps, in compliance with state law, to declassify the Board for the purpose of director elections.

The shareholders, by an affirmative vote of 22,883,889 votes representing
68% of the shares represented at the meeting and entitled to vote on this proposal, approved the proposal to recommend that the Board of Directors adopt a bylaw or policy requiring confidentiality for all proxies, ballots and voting tabulations that identify how shareholders vote and that inspectors of election be independent and not employees of the Company.

The shareholders, by an affirmative vote of 23,742,344 votes representing
71% of the shares represented at the meeting and entitled to vote on this proposal, approved the proposal to recommend that a shareholder vote be required to maintain Airborne's poison pill and the Company is to redeem or terminate any such plan or agreement.

The Board of Directors, on the same date of April 24, 2001, reelected all existing executive officers, including Robert S. Cline as Chairman and
Chief Executive Officer, and Robert G. Brazier as Vice Chairman.

The Board of Directors also declared a quarterly cash dividend of $0.04 per share on the Common Stock of the Company payable on May 22, 2001 to shareholders of record on May 8, 2001.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 10 Material Contracts

       10      First Amendment to Credit Agreement.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                             AIRBORNE, INC.

                                        ----------------------------
                                               (Registrant)

Date:     5/15/01                       /s/Lanny H. Michael
          -------                       --------------------
                                        Lanny H. Michael
                                        Senior Vice President,
                                        Chief Financial Officer

Date:     5/15/01                       /s/Robert T. Christensen
          -------                       -------------------
                                        Robert T. Christensen
                                        Vice President,
                                        Corporate Controller