Form 10-Q
period 2001-06-30
AIRBORNE INC /DE/
filed 2001-08-15
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding

Common Stock, par value $1 per share	48,103,545
(net of 3,240,526 treasury shares) as of June 30, 2001

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET EARNINGS

(Dollars in thousands except per share data)

(Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                    ------------             ------------

                                  2001        2000        2001         2000
                                  ----        ----        ----         ----
REVENUES:
  Domestic                      $720,235    $716,301  $1,450,334    $1,441,553
  International                   91,990      94,726     185,412       181,938
                                --------   ---------  ----------    ----------
                                 812,225     811,027   1,635,746     1,623,491

OPERATING EXPENSES:
  Transportation purchased       266,085     254,273     533,124       502,627
  Station and ground operations  262,450     257,682     540,382       512,619
  Flight operations and
    maintenance    143,686     139,101     295,372       282,064
  General and administrative      69,151      63,800     137,660       126,997
  Sales and marketing             23,329      20,521      47,331        40,540
  Depreciation and amortization   52,684      50,307     105,322        99,876
                                --------   ---------  ----------    ----------
                                 817,385     785,684   1,659,191     1,564,723
                                --------   ---------  ----------    ----------
EARNINGS(Loss)FROM OPERATIONS     (5,160)     25,343     (23,445)       58,768

OTHER INCOME (EXPENSE):
  Interest, net                   (4,454)    (5,177)      (8,951)      (10,091)
  Other                               75       2,202      (3,410)        2,705
                                --------   ---------  ----------    ----------
  EARNINGS(Loss)BEFORE INCOME
   TAXES     (9,539)     22,368     (35,806)       51,382

INCOME TAX BENEFIT(Expense)        3,178      (8,610)     12,450       (19,725)
                                --------   ---------  ----------    ----------
    NET EARNINGS(Loss)BEFORE
      CHANGE IN ACCOUNTING        (6,361)     13,758     (23,356)       31,657
                                --------   ---------  ----------    ----------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING, NET OF TAX               -           -           -        14,206
                                --------   ---------  ----------    ----------
    NET(Loss)EARNINGS          ($  6,361)  $  13,758 ($   23,356)   $   45,863
                                ========   =========  ==========    ==========
NET EARNINGS(Loss)PER SHARE:
    BASIC
      Before change in
        accounting             ($   0.13)  $    0.28 ($     0.48)   $     0.65
      Cumulative effect of
        change in accounting           -           -           -          0.29
                                --------   ---------  ----------    ----------
      Net Earnings(Loss)       ($   0.13)  $    0.28 ($     0.48)   $     0.94
                                ========   =========  ==========    ==========

    DILUTED
      Before change in
        accounting             ($   0.13)  $    0.28 ($     0.48)   $     0.64
      Cumulative effect of
        change in accounting           -           -           -          0.29
                                --------   ---------  ----------    ----------
      Net Earnings(Loss)       ($   0.13)  $    0.28 ($     0.48)   $     0.93
                                ========   =========  ==========    ==========
DIVIDENDS PER SHARE             $   0.04   $    0.04  $     0.08    $     0.08
                                ========   =========  ==========    ==========

              See notes to consolidated financial statements.

                     AIRBORNE,INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                  June 30      December 31
                                                    2001           2000
                                                (Unaudited)
                  ASSETS
CURRENT ASSETS:
  Cash                                          $   26,514     $   40,390
  Trade accounts receivable,
    less allowance of $11,295 and $10,290          143,921        218,685
  Spare parts and fuel inventory                    43,677         43,231
  Refundable income taxes                           25,264         21,595
  Deferred income tax assets                        28,967         28,839
  Prepaid expenses and other                        25,690         20,809
                                                ----------     ----------
     TOTAL CURRENT ASSETS                          294,033        373,549

PROPERTY AND EQUIPMENT, NET                      1,294,508      1,324,345

EQUIPMENT DEPOSITS and OTHER ASSETS                 45,693         48,025
                                                ----------     ----------
TOTAL ASSETS                                    $1,634,234     $1,745,919
                                                ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $  150,460     $  180,623
  Salaries, wages and related taxes                 71,455         71,179
  Accrued expenses                                 100,646         83,518
  Current portion of debt                              495            477
                                                ----------     ----------
     TOTAL CURRENT LIABILITIES                     323,056        335,797

LONG-TERM DEBT                                     236,978        322,230

DEFERRED INCOME TAX LIABILITIES                    135,195        125,444
POST RETIREMENT LIABILITIES                         65,787         62,360
OTHER LIABILITIES                                   36,915         37,233

SHAREHOLDERS' EQUITY:
  Preferred Stock, without par value -
   Authorized 5,200,000 shares, no shares
   issued
  Common stock, par value $1 per share -
   Authorized 120,000,000 shares
   Issued 51,344,071 and 51,279,651 shares          51,344         51,280
  Additional paid-in capital                       304,597        303,885
  Retained earnings                                540,496        567,700
  Accumulated other comprehensive income              (266)          (136)
                                                ----------     ----------
                                                   896,171        922,729
  Treasury stock, 3,240,526 and 3,244,526
   shares, at cost                                 (59,868)       (59,874)
                                                 ----------     ----------
                                                   836,303        862,855
                                                 ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,634,234     $1,745,919
                                                ==========     ==========

              See notes to consolidated financial statements.

                      AIRBORNE,INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                          June 30
                                                        ------------
                                                     2001        2000
                                                     ----        ----
OPERATING ACTIVITIES:
  Net Earnings(Loss)                             ($ 23,356)    $ 45,863
  Adjustments to reconcile net earnings(Loss) to
   net cash provided by operating activities:
     Cumulative effect of change in accounting           -      (14,206)
     Depreciation and amortization                 105,322       99,876
     Deferred income taxes                           9,623        9,106
     Postretirement obligations                      3,427       12,087
     Other                                            (228)      (2,488)
                                                  --------     --------
  CASH PROVIDED BY OPERATIONS                       94,788      150,238

   Change in:
     Proceeds from receivable securitization
       facility                                     50,000           -
     Receivables                                    24,764       (4,359)
     Inventories and prepaid expenses               (5,327)       4,064
     Refundable income taxes                        (3,669)          -
     Accounts payable                              (30,163)       8,844
     Accrued expenses, salaries & taxes payable     17,405        6,209
                                                  --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        147,798      164,996

INVESTING ACTIVITIES:
  Additions to property and equipment              (73,848)    (222,691)
  Dispositions of property and equipment               459        1,660
  Other                                                 15       (3,069)
                                                  --------     --------
  NET CASH USED BY INVESTING ACTIVITIES            (73,374)    (224,100)

FINANCING ACTIVITIES:
  Proceeds(repayments)from bank notes, net         (85,000)      85,000
  Principal payments on debt                          (234)        (217)
  Repurchase of common stock                             -      (20,662)
  Proceeds from common stock issuance                  782        1,253
  Dividends paid                                    (3,848)      (3,911)
                                                  --------     --------
  NET CASH(USED)PROVIDED BY FINANCING ACTIVITIES   (88,300)      61,463
                                                  --------     --------

NET(DECREASE)INCREASE IN CASH                      (13,876)       2,359

CASH AT JANUARY 1                                   40,390       28,678
                                                  --------     --------
CASH AT JUNE 30                                   $ 26,514     $ 31,037
                                                  ========     ========

              See notes to consolidated financial statements.

AIRBORNE,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 (Unaudited)

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

NOTE B-LONG-TERM DEBT:

Long-term debt consists of the following:

                                               June 30      December 31
                                                 2001           2000
                                                  (In thousands)

Senior debt:
  Revolving bank credit                        $ 18,000       $ 75,000
  Notes payable                                       -         28,000
  Senior notes                                  200,000        200,000
  Revenue bonds                                  13,200         13,200
  Other debt                                      6,273          6,507
                                               --------       --------
                                                237,473        322,707
Less current portion                                495            477
                                               --------       --------
                                               $236,978       $322,230
                                               ========       ========

The Company has a revolving credit agreement providing for a total commitment of $275 million.  In June 2001, the agreement was amended to, among other requirements, provide certain assets as collateral to secure the commitment, reduce available borrowing capacity by the amount of outstanding letters of credit, establish revised covenants and amend the expiration date to June 2004.  Capacity under the facility is dependent on a borrowing base determined by the amount of collateral pledged, with a maximum commitment of $275 million.  At June 30, 2001 the capacity of the facility was $220 million of which $18 million was outstanding and $98 million was reserved for issued letters of credit.  In June 2001, the outstanding senior notes of $200 million were secured in connection with the amended revolving credit agreement.
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

                           Three Months Ended          Six Months Ended
                                June 30                     June 30
                           2001         2000         2001          2000

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                48,103,545     48,728,096   48,091,590   48,756,944
  Diluted              48,103,545     49,160,869   48,092,008   49,183,818
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

The following is a summary of key segment information (in thousands):

                         Three Months Ended            Six Months Ended
                              June 30                      June 30
                         2001          2000           2001         2000

SEGMENT REVENUES:
  Domestic           $  720,235      $  716,301    $1,450,334   $1,441,553
  International          91,990          94,726       185,412      181,938
                     ----------      ----------    ----------   ----------
                     $  812,225      $  811,027    $1,635,746   $1,623,491
                     ==========      ==========    ==========   ==========
SEGMENT
EARNINGS(Loss)FROM
OPERATIONS:
  Domestic          ($    4,622)     $   26,151   ($   21,150)  $   61,726
  International            (538)           (808)       (2,295)      (2,958)
                     ----------      ----------    ----------   ----------
                    ($    5,160)     $   25,343   ($   23,445)  $   58,768
                     ==========      ==========    ==========   ==========
NOTE E-OTHER COMPREHENSIVE INCOME:
Other  comprehensive  income includes the following  transactions  and  tax effects  for  the  three  and six month period  ended  June  30,  2001  (in thousands):

                           Three Months Ended        Six Months Ended
                              June 30, 2001            June 30, 2001

                                  Income                   Income
                         Before    Tax    Net of  Before    Tax    Net of
                          Tax   (Expense)   Tax     Tax  (Expense)   Tax
                                   or                       or
                                 Benefit                  Benefit
                         ------  -------  ------  ------  -------  ------
Unrealized securities
losses arising during the
period                   $  312  $  (120) $  192  $  168  $   (65) $  103
Less: Reclassification
  adjustment for gains
  realized in net income      -        -       -     (32)      12     (20)
                         ------  -------  ------  ------  -------  ------
Net unrealized
securities losses           312     (120)    192     136      (53)     83
Foreign currency
translation adjustments    (109)      30     (79)   (310)      97    (213)
                         ------  -------  ------  ------  -------  ------
Other comprehensive
income (Loss)            $  203  $   (90) $  113  $ (174) $    44  $  130
                         ======  =======  ======  ======  =======  ======
NOTE F-OTHER INCOME:
Other income includes the following transactions for the three and six month period ended June 30, 2001 (in thousands):

                           Three Months Ended          Six Months Ended
                                 June 30                    June 30
                            2001          2000         2001          2000

OTHER
INCOME(EXPENSE):
  Discount on sale of
   receivables, net      $  (2,229)     $      -     $  (5,987)   $       -
  Gain on sales of radio
   frequencies               2,071             -         2,071            -
  Gain on sale of
   securities                    -          1,913            -         1,913
  Other                        233            289         (506)          792
                          --------       --------    ----------   ----------
                          $     75       $  2,202    $   (3,410)  $    2,705
                          ========       ========    ==========   ==========
NOTE G-CHANGE IN ACCOUNTING:
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
NOTE H-NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard ("SFAS") No. 141, "Business
Conbinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".
SFAS No. 141 requires that all business combinations, initiated after July
1, 2001, be accounted for using the purchase method of accounting.  SFAS
No. 142 requires that goodwill and some intangible assets charged to expense by testing and measuring these items for impairment as compared to periodic amortization over the estimated useful life of the assets.  SFAS
No. 141 and No. 142 are not expected to have a material impact on the
Company's consolidated results of operations, financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company reported a net loss for the second quarter of 2001 of $6.4 million, or $.13 per diluted share. This compares to net earnings of $13.8 million or $.28 per share for the second quarter of 2000 and a net loss of
$17.0 million or $.35 per share reported in the first quarter of 2001.
For the first six months of 2001, the net loss was $23.4 million or $.48 per share compared to net earnings before a change in accounting of $31.7 million or $.64 per share for the same period in 2000.  Net earnings reported for the first half of 2000, including a $.29 per share credit for a change in accounting, were $45.9 million or $.93 per share.

The second quarter of 2001 included a severance and restructuring charge of
$1.9 million after tax or $.04 per share.  Additionally, the Company realized a gain from a sale of radio frequencies of $1.4 million after tax or $.03 per share. One time after tax gains from the sale of certain securities in the second quarter of 2000 totaled $.02 per share.

Operating results continue to be negatively affected by the lack of adequate revenue growth due to the slow economy and the resulting lack of shipment growth in the Company's higher yielding domestic products.
Additionally, a shift in volume mix towards lighter weight and lower yielding deferred products also has hampered revenue growth. Despite the slow revenue growth, the net loss for the second quarter was reduced $10.6 million compared to the first quarter of 2001. This improvement was due primarily to cost reduction actions the Company has implemented. The
Company has reduced labor hours, reduced and combined flight segments and cut discretionary expenses. The combined effect of management's efforts are targeted to save $60-$70 million in annual operating expenses.

The following table sets forth selected shipment and revenue data for the periods indicated:
                         Three Months Ended          Six Months Ended
                              June 30                    June 30
                          2001       2000    Change   2001     2000    Change
Shipments (in
thousands):
  Domestic
    Overnight            44,141     46,175   (4.4%)  89,759    94,154   (4.7%)
    Next Afternoon
      Service            13,208     13,680   (3.5%)  26,636    27,614   (3.5%)
    Second Day Service   24,326     19,161   27.0%   48,541    38,932   24.7%
    Ground Delivery
      Service               331          -    N/A       331         -    N/A
    100 Lbs. And Over        67         75  (10.7%)     127       142   10.6%
                         ------     ------   -----  -------   -------   -----
    Total Domestic       82,073     79,091    3.8%  165,394   160,842    2.8%

  International
    Express               1,549      1,549      -%    3,149     3,078    2.3%
    Freight                 102        101   (1.0%)     204       195    4.6%
                         ------     ------   -----  -------   -------   -----
    Total International   1,651      1,650   (1.0%)   3,353     3,273    2.4%
                         ------     ------   -----  -------   -------   -----
  Total Shipments        83,724     80,741    3.7%  168,747   164,115    2.8%
                         ======     ======   =====  =======   =======   =====
Average Pounds per
Shipment:
  Domestic                 4.14       4.32   (4.2%)    4.14      4.27   (3.0%)
  International           53.32      49.52    7.7%    52.61     48.70   (8.0%)

Average Revenue per
Pound:
  Domestic               $ 2.07     $ 2.07      -%   $ 2.07    $ 2.07      -%
  International          $ 1.03     $ 1.13   (8.8%)  $ 1.04    $ 1.12   (7.1%)

Average Revenue per
Shipment:
  Domestic               $ 8.69     $ 9.02   (3.7%)  $ 8.71    $ 8.94   (2.5%)
  International          $55.72     $57.41   (2.9%)  $55.30    $55.59    0.5%

Total revenues were relatively flat in the second quarter and first half of
2001 in comparison to the same periods in 2000.  Average revenue per shipment declined 3.7% to $8.69 in the second quarter and 2.5% to $8.71 for the first six months of 2001. The yield decreases were due to declines in higher yielding overnight express shipments coupled with lower average weights per shipment in all shipment categories. Domestic revenues have been aided by a fuel surcharge on revenue of 3% that was originally implemented in February 2000 and was raised to 4% beginning October 2000.
In the second quarter and for the first six months of 2001 fuel surcharge revenues were $23.8 million and $48.4 million, respectively. This compares to fuel surcharge revenues of $19.9 million and $32.5 million recognized in the second quarter and first six months of 2000, respectively.  In January
2001, the Company announced a new pricing structure for its domestic services that included a rate increase, a shift to zone-based pricing and a non-scheduled pickup fee.  These actions were targeted to improve yields;
however, the lack of shipment growth and the shift by customers to lower yielding deferred services has diluted the impact.

Domestic shipments increased 3.8% in the second quarter and 2.8% in the first half of 2001 compared to the same periods of 2000. The first half of
2001 had one less operating day than 2000.  Higher yielding overnight shipments accounted for 53.8% of total domestic shipments in the second quarter compared to 58.4% in the second quarter of 2000.  Overnight shipments declined 4.4% in the second quarter and 4.7% for the first six months of 2001.  The growth in shipments for the quarter and year to date periods was due primarily to the volume increase in the Company's
airborne@home product which was introduced in late 1999 to service the e-
commerce and business to residential consumer markets.  These shipments, included in the Second Day Service category for reporting purposes, totaled
5.6 million in the second quarter and 10.8 million in the first half of
2001 compared to shipments of 1.2 million and 1.7 million in the comparable periods in 2000.

In April 2001, the Company expanded its service portfolio by introducing a new product, Ground Delivery Service (GDS). The Company intends to leverage the marketing of GDS to customers who also have air express shipments. The new product leverages the Company's sort and linehaul infrastructure and is being marketed initially to a target customer base. The Company believes the introduction of GDS is an important initiative that is targeted to establish growth not only from the deferred ground segment where it has not previously participated, but from the ability to leverage that with the cross marketing of higher yielding air express shipments. Ground shipments totaled 331,000 shipments in the second quarter and achieved the Company's target of 15,000 average shipments per day shortly after the end of the second quarter. The Company has targeted GDS shipments to average 25,000 to
35,000 shipments per day by the end of the third quarter of 2001.

The Company also began offering, in April 2001, a new 10:30am delivery option to selected zip codes.  This option allows customers to choose an earlier 10:30am delivery for a surcharge fee of up to $5.00. Shippers indicate their choice of a 10:30am delivery or the next morning by noon delivery by using a specially bar-coded label.  This service option does not require the Company to incur significant cost increases since it will leverage the existing delivery infrastructure.

International revenues decreased 2.9% in the second quarter and increased
1.9% for the first half of 2001 compared to a year ago. Total international shipments were almost the same in the second quarter of 2001 compared to
2000 and 2.4% higher in the first six months of 2001 compared to 2000.  The international segment contribution to earnings for the second quarter was a loss of $145,000 before a severance and restructuring charge of $393,000 compared to a loss of $808,000 in 2000.  The segment loss was $2.3 million in the first half of 2001 compared to $3.0 million in the comparable period of 2000.

Operating expenses were 100.6% and 101.4% of revenues in the second quarter and first six months of 2001, respectively, compared to 96.9% and 96.4% for the corresponding periods in 2000.  Operating cost per shipment increased
 .3% to $9.76 in the second quarter compared to $9.73 in the second quarter of 2000.  The operating cost per shipment in the second quarter of $9.76 was significantly lower than the $9.90 per shipment cost incurred in the first quarter of 2001.  Operating cost per shipment for the first six months of 2001 increased 3.1% to $9.83 compared to the same period in 2000.

The Company has been aggressively managing costs through a number of cost cutting measures to assist in improving operating results.  Specifically, labor hours have been reduced which resulted in a 5.5% improvement in productivity during the second quarter, as measured by shipments handled per paid employee hour, over levels incurred during the same period of
2000. This has been achieved through diligent control of labor scheduling throughout the period, and through the reduction in force implemented June
1, 2001. Productivity for the first six months of 2001 showed an improvement of 2.7% compared to the first half of 2000.  The Company continues to manage productivity at levels sufficient to maintain a high level of overall customer service.

Transportation purchased increased as a percentage of revenues to 32.8% in the second quarter of 2001 compared to 31.4% a year ago.  This category comprised 32.6% of costs for the first six months of 2001 compared to 31.0%
in 2000.  The increases were primarily due to increases in farmed out pickup and delivery, surface linehaul costs and delivery costs paid to the
U.S. Postal Service for delivery of airborne@home shipments.

Station and ground expense increased to 32.3% as a percentage of revenues in the second quarter compared to 31.8% a year ago and 33.7% in the first quarter of 2001. Station and ground expense was 33.0% of revenues in the first half of 2001 versus 31.6%. Total costs in this category decreased
$15.5 million from those incurred in the first quarter of 2001.
Productivity achieved for pickup and delivery, sort and other field operations improved performance in this expense category in comparison to the first quarter of 2001.

Flight operations and maintenance expense as a percentage of revenues during the second quarter of 2001 were 17.7% as compared to 17.2% in the same period of 2000 and 18.4% in the first quarter of 2001. Year to date
2001 flight operations costs were 18.1% compared to 17.4% in the comparable period of 2000. The average aviation fuel price for the second quarter and first half of 2001 was $.95 and $.98 per gallon, respectively, compared to
$.91 and $.93 per gallon, respectively in the comparable periods in 2000.
Aviation fuel consumption in the second quarter decreased 10.7% to 40.6 million gallons compared to 45.5 million gallons in the second quarter of
2000. Consumption in the first quarter of 2001 was 43.9 million gallons.
For the first six months of 2001, aviation fuel consumption of 84.5 million gallons was 7.4% less than consumption for the comparable period in 2000.
The decrease in consumption was due, in part, to management efforts to reduce and combine certain flight segments to control costs beginning in the second quarter of 2001.  Additionally, the Company has placed an additional seven 767 aircraft in service since the second quarter of 2000 thereby allowing less fuel-efficient DC-8 aircraft to be moved to shorter lane segments, backup status or charter operations or removed from service.
Maintenance costs increased during the second quarter and the first half of
2001 due to the additional 767 aircraft being placed in service as compared to the same periods of last year. The Company had 120 aircraft in service
(17 Boeing 767s, 29 DC-8s and 74 DC-9s) at the end of the second quarter
2001 compared to 114 aircraft at the end of the second quarter of 2000.

General and administrative expense was 8.5% and 8.4% of revenues for the second quarter and first half of 2001, respectively. This compares to 7.9%
and 7.8% of revenues for the second quarter and first half of 2000 respectively.  Included in this expense category was a one-time charge of
$2.9 million for severance and restructuring costs recorded in the second quarter of 2001. The increase in costs in 2001, exclusive of the one-time charge, was due to wage and compensation cost pressures.

Sales and marketing costs were 2.9% of revenues in the second quarter and first half of 2001 compared to 2.5% in the comparable periods of 2000.
Increased sales personnel and compensation costs as well as expanded marketing efforts to attract new business have resulted in higher levels of expenditures in this category.

Depreciation and amortization expense constituted 6.5% of revenues in the second quarter and 6.4% in the first six months of 2001.  This compares to
6.2% of revenues for the second quarter and first half of 2000.  The increase was due to the additional 767 aircraft placed in service since the second quarter of last year.

Interest expense in the first half of 2001 was lower than in 2000 due, in part, to lower average borrowings outstanding offset slightly by higher effective interest rates.  Additionally, interest capitalized was $1.6 million compared to $3.4 million in the first half of 2001 versus 2000, respectively.  The lower level of average borrowings was a result of the off balance sheet refinancing of $200 million of long-term debt under an accounts receivable securitization facility that was implemented in
December 2000.

Included in other expense are discounts associated with the sales of receivables under the accounts receivable securitization facility.
Discounts related to recording the obligation to fund the purchaser's costs were $2.2 million in the second quarter of 2001 and $6.0 for the first half of 2001. The Company considers this expense to be an interest type of financing cost. Because this type of financing required the accounting recognition as a sale of asset, the cost is recorded separatly from interest expense. Also included in this category and realized in the second quarter of 2001 were $2.1 million in gains from the sales of radio frequencies. In the second quarter of 2000, a $1.9 million gain was recorded on the sale of securities the Company received as a policyholder in connection with the demutualization of Metropolitan Life.

The Company's effective tax benefit rate was 34.8% for the first six months of 2001 compared to an effective tax expense rate of 38.4% recorded in the first half of 2000.  The lower tax benefit rate recorded in the first quarter of 2001 as compared to the tax expense rate incurred in 2000 is a function of the provision impact of non-deductible expenses and state taxes. The effective tax rate for the balance of 2001 is difficult to determine due to the provision impact and levels of nondeductible expenses and state taxes in relation to low levels of earnings.

The strength of the U.S. and global economies will have an impact on the results of operations for the balance of 2001 and beyond.  The Company previously was optimistic there would be an improvement in the U.S.
economic environment during the second half of 2001.  However, the current near-term lack of visibility regarding economic growth has caused the
Company to expect slow shipment and revenue growth through the remainder of the year and into 2002.  While the Company is continuing to aggressively pursue cost reductions, it expects it will be difficult to return to positive net earnings during the remaining quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operations net of the change in working capital for the first six months of 2001 was $97.8 million (exclusive of $50 million in proceeds from the receivable securitization facility).  This compares to
$165.0 million recorded in the first half of 2000.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company.  During the first half of 2001, total capital expenditures net of dispositions were $73.4 million compared to
$221.0 million during the corresponding period of 2000.  Due to the low level of operating performance and shipment volume growth, capital-spending plans had been reduced earlier in the year to $200 million. The Company has made further adjustments to reduce its planned capital expenditures for
2001 to approximately $170 million primarily by deferring the acquisition of one 767 aircraft into a future period.

The Company's operating cash flow is a major source of liquidity.
Additional liquidity of $150 million was provided in December 2000 and an additional $50 million in the first half of 2001 from a $200 million receivable securitization facility implemented in December 2000.  In July
2001, this facility was expanded from $200 million to provide for a maximum of $250 million of proceeds from the sale of eligible receivables as well as extending the term of the liquidity facility for a three-year period expiring June 2004 as compared to the 364-day term of the previous agreement. The Company also completed a renegotiation of its $275 million revolving credit agreement in June 2001.  The renegotiated facility, which expires in June 2004, is collateralized by certain assets, reduces borrowing capacity by the amount of outstanding letters of credit and established revised covenants.  The Company currently has pledged collateral to support approximately $220 million of the $275 million commitment and is considering pledging additional collateral later in the current fiscal year. As of June 30, 2001, $18 million was outstanding under the agreement, letter of credit commitments were $98 million and available capacity was $104 million.

In July 2001, the Company arranged a TRAC (Terminal Rental Adjustment
Clause) Lease facility for prospective vehicle acquisitions of up to $20 million in 2001. Historically, the Company has purchased its vehicles.
With the TRAC Lease, the Company has the option to purchase the delivery vehicles at the end of the lease term.

In August 2001, the Company completed sale/leaseback transactions on two
Boeing 767-200 aircraft and received proceeds of $40.8 million.  The
Company is continuing to pursue sale/leaseback transactions and anticipates completing transactions covering five additional 767 aircraft by the end of the third quarter.

The Company's ratio of long-term debt to total capitalization (exclusive of the receivable securitization) was 19.6% at June 30, 2001 compared to 24.6%
at December 31, 2000 and 28.6% at June 30, 2000.

In management's opinion, internally generated cash flows from operations coupled with resources provided under the accounts receivable securitization facility and revolving credit agreement and cash anticipated from leasing transactions should provide adequate flexibility to finance capital expenditures and meet other liquidity requirements for the balance of 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in the Annual Report on Form
10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENTS:

Statements contained herein and in other parts of this report, which are not historical facts, are considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).
Such statements relating to future events involve risks and uncertainties, which are inherently difficult to predict, including statements regarding future shipment growth and product acceptance, capacity requirements, capital expenditure levels and the adequacy of available financing capacity.  Actual results, however, may vary because of competitor pricing initiatives, customer demand for time-definite and deferred services, the ability of management to successfully implement growth and profitability initiatives, economic and regulatory conditions, secure financing, fuel price volatility and labor disputes.

                        PART II. OTHER INFORMATION

Item 5.   The Company has amended its By-Laws to change the date for the annual meeting of shareholders to the fifth Tuesday in April or, in the absence of such date, the first Tuesday in May, among other things.  The date of the Company's 2002 annual meeting of shareholders has changed from April 23, 2002, as stated in the
          Company's 2001 proxy statement, to April 30, 2002.  The amended
          By-Laws also change the date for a shareholder to give notice of a proposal to be brought before, or a nomination for director at, an annual meeting to 45 days prior to the anniversary of the date the Company mailed its proxy materials for the prior year's annual meeting.  The notice date for such proposals and
          nominations for the 2002 annual meeting will be January 25, 2002.

Item 6.   Exhibits and Reports or Form 8-K.

     (a)  Exhibits -

EXHIBIT NO. 3  Articles of Incorporation and By-Laws

         3(a)    Amended and Restated By-Laws of Airborne, Inc.

EXHIBIT NO. 4  Instruments Defining the Rights of Security Holders
Including Indentures

        4(a)     First Supplemental Indenture dated as of September 15, 1995 between Airborne Express, Inc., ABX Air, Inc., Airborne Forwarding
         Corporation, Wilmington Air Park, Inc., and Airborne FTZ, Inc., and the
         Bank of New York, as trustee, relating to the Company's 7.35% notes due
         2005.

          4(b)    Third Supplemental Indenture dated June 29, 2001 between
          Airborne Express, Inc., ABX Air, Inc., SKY Courier, Inc.,
          Wilmington Air Park, Inc., Airborne FTZ, Inc., and the Bank of
          New York, as trustee, relating to the Company's 7.35% notes due
          2005 (see Exhibits 10(b) through 10(g) for the collateral
          documents executed in connection with the Third Supplental
          Indenture).

EXHIBIT NO. 10 Material Contracts

          10(a)    $275,000,000 Amended and Restated Credit Agreement
          dated as of June 29, 2001 among Airborne, Inc. as parent,
          Airborne Express, Inc. and ABX Air, Inc., as borrower, and
          Wachovia Bank, N.A., as administrative and collateral agent, with
          U.S. Bank, as documentation agent, Bank of America, N.A., as syndication agent, and Wachovia Securities, Inc., as lead
          arranger, and lenders party thereto (see Exhibits 10(b) through
          10(g) for the collateral documents executed in connection with the Amended and Restated Credit Agreement).

          10(b)     Aircraft Chattel Mortgage, Security Agreement and
          Assignment of Rents dated June 29, 2001 by ABX Air, Inc. and
          Wachovia Bank, N.A.

          10(c)     Stock Pledge Agreement dated June 29, 2001 between
          Airborne, Inc. and Wachovia Bank, N.A.

          10(d)     Open-End Mortgage, Assignment of Leases and Rents and
          Fixture Filing dated June 29, 2001 by ABX Air, Inc., Wilmington
          Air Park, Inc., Aviation Fuel, Inc., and Wachovia Bank, N.A.

          10(e)     Security Agreement dated June 29, 2001 between Airborne
          Express, Inc., ABX Air, Inc., Airborne, Inc., Wilmington Air
          Park, Inc., Sky Courier, Inc., Aviation Fuel, Inc., Sound
          Suppression, Inc., Airborne FTZ, Inc., and Wachovia Bank, N.A.

          10(f)     Trademark Security Agreement dated June 29, 2001
          between Airborne Express, Inc. and Wachovia Bank, N.A.

          10(g)     Assignments of Leases and Rents dated June 29, 2001
          between ABX Air, Inc., Wilmington Air Park, Inc., Aviation Fuel,
          Inc. and Wachovia Bank, N.A.

          10(h)     Amended and Restated Receivables Purchase Agreement dated
          August 8, 2001 between Airborne Credit, Inc. as seller; Airborne
          Express, Inc. as servicer; Blue Ridge Asset Funding Corporation and certain committed investors as named therein; as purchaser, and Wachovia Bank, N.A. as administrative agent.

          10(i)     Employment Agreement dated April 24, 2001 between the Company and
          Mr. Robert T. Christensen.  A substantial identical agreement exists between the Company and most of its officers.

          10(j)     Employment Agreement dated April 24, 2001 between the Company and Mr. Lanny H. Michael, Senior Vice President, Chief Financial
          Officer.  A substantial identical agreement exists between the
          Company and eight of its executive officers.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AIRBORNE,INC.
                                        ----------------------------
                                                  (Registrant)

Date:               8/14/01             /s/Lanny H. Michael
                    -------             -------------------------
                                        Lanny H. Michael
                                        Senior Vice President &
                                        Chief Financial Officer

Date:               8/14/01             /s/Robert T. Christensen
                    -------             -------------------------
                                        Chief Accounting Officer