Form 10-Q
period 2001-09-30
AIRBORNE INC /DE/
filed 2001-11-14
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001

Commission File Number 1-6512

AIRBORNE, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State of incorporation or organization)

91-2065027

(IRS Employer Identification No.)

3101 Western Avenue
P.O. Box 662
Seattle, Washington 98111-0662

(Address of Principal Executive Office)

Registrant’s telephone number, including area code:	(206) 285-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Common Stock, par value $1 per share

Outstanding (net of 3,240,526 treasury shares) as of September 30, 2001	48,103,545 shares

AIRBORNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

REVENUES:
Domestic	$682,522	$705,977	$2,132,856	$2,147,530
International	90,266	98,552	275,678	280,490

	772,788	804,529	2,408,534	2,428,020

OPERATING EXPENSES:
Transportation purchased	254,080	262,718	787,204	765,345
Station and ground operations	255,688	263,768	796,070	776,387
Flight operations and maintenance	133,286	143,665	428,658	425,729
General and administrative	62,767	64,312	200,427	191,309
Sales and marketing	21,689	20,200	69,020	60,740
Depreciation and amortization	51,655	52,892	156,977	152,768
Federal legislation compensation	(7,800)	—	(7,800)	—

	771,365	807,555	2,430,556	2,372,278

EARNINGS(LOSS)FROM OPERATIONS	1,423)	(3,026)	(22,022)	55,742

OTHER INCOME (EXPENSE):
Interest, net	(4,924)	(6,544)	(13,875)	(16,635)
Discount onsales of receivables	(2,006)	—	(7,993)	—
Other	8,778	406	11,355	3,111

EARNINGS(LOSS)BEFORE INCOME TAXES	3,271	(9,164)	(32,535)	42,218

INCOME TAX BENEFIT(EXPENSE)	1,558	(3,655)	(10,892)	16,070

NET EARNINGS(LOSS) BEFORE CHANGE IN ACCOUNTING	1,713	$(5,509)	(21,643)	26,148

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, NET OF TAX	—	—	—	14,206

NET EARNINGS(LOSS)	$1,713	$(5,509)	$(21,643)	$40,354

NET EARNINGS (LOSS) PER SHARE:
BASIC
Before change in accounting	$0.04	$(0.11)	$(0.45)	$0.54
Cumulative effect of change in accounting	—	—	—	$0.29

Net Earnings(Loss)	$0.04	$(0.11)	$(0.45)	$0.83

DILUTED
Before change in accounting	$0.04	$(0.11)	$(0.45)	$0.54
Cumulative effect of change in accounting	—	—	—	0.29

Net Earnings(Loss)	$0.04	$(0.11)	$(0.45)	$0.83

DIVIDENDS PER SHARE	$0.04	$0.04	$0.12	$0.12

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30	December 31
	2001	2000
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$139,107	$40,390
Trade accounts receivable,
less allowance of $11,528 and $10,290	123,768	218,685
Spare parts and fuel inventory	41,487	43,231
Refundable income taxes	23,943	21,595
Deferred income tax assets	28,454	28,839
Prepaid expenses and other	41,956	20,809

TOTAL CURRENT ASSETS	398,715	373,549

PROPERTY AND EQUIPMENT, NET	1,269,380	1,324,345

EQUIPMENT DEPOSITS and OTHER ASSETS	42,904	48,025

TOTAL ASSETS	$1,710,999	$1,745,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$128,207	$180,623
Salaries, wages and related taxes	77,647	71,179
Accrued expenses	135,930	83,518
Current portion of debt	6,963	477

TOTAL CURRENT LIABILITIES	348,747	335,797

LONG-TERM DEBT	318,506	322,230

DEFERRED INCOME TAX LIABILITIES	137,070	125,444

POSTRETIREMENT LIABILITIES	35,098	62,360

OTHER LIABILITIES	36,566	37,233

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value -
Authorized 5,200,000 shares, no shares issued
Common stock, par value $1 per share -
Authorized 120,000,000 shares
Issued 51,363,241 and 51,279,651 shares	51,344	51,280
Additional paid-in capital	304,603	303,885
Retained earnings	540,284	567,700
Accumulated other comprehensive income	(1,351)	(136)

	894,880	922,729
Treasury stock, 3,240,526 and 3,244,526
shares, at cost	(59,868)	(59,874)

	835,012	862,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,710,999	$1,745,919

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2001	2000

OPERATING ACTIVITIES:
Net Earnings(Loss)	$(21,643)	$40,354
Adjustments to reconcile net earnings(loss) to
net cash provided by operating activities:
Cumulative effect of change in accounting	—	(14,206)
Depreciation and amortization	156,977	152,768
Deferred income taxes	12,010	17,135
Postretirement obligations	(2,515)	7,584
Other	(527)	7,901
CASH PROVIDED BY OPERATIONS	144,302	211,536

Change in:
Proceeds from receivable securitization facility	50,000	—
Receivables	44,917	(14,337)
Inventories and prepaid expenses	(19,403)	(6,625)
Refundable income taxes	(2,348)	—
Accounts payable	(52,416)	13,209
Accrued expenses, salaries & taxes payable	34,132	10,074

NET CASH PROVIDED BY OPERATING ACTIVITIES	199,184	213,857

INVESTING ACTIVITIES:
Additions to property and equipment	(99,455)	(302,390)
Dispositions of property and equipment	1,113	4,037
Other	2,391	(7,051)

NET CASH USED BY INVESTING ACTIVITIES	(95,951)	(305,404)

FINANCING ACTIVITIES:
Proceeds(repayments)from bank notes, net	(103,000)	115,000
Principal payments on debt	(902)	(329)
Issuance of debt	1,596	—
Proceeds on sale leaseback transactions, net	102,775	—
Repurchase of common stock	—	(20,662)
Proceeds from common stock issuance	788	1,259
Dividends paid	(5,773)	(5,832)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(4,516)	89,436

NET (DECREASE) INCREASE IN CASH	98,717	(2,111)

CASH AT JANUARY 1	40,390	28,678

CASH AT SEPTEMBER 30	$139,107	$26,567

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 (Unaudited)

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 2001 presentation.

NOTE B—LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30	December 31
	2001	2000
	(In thousands)
Senior debt:
Senior notes	$200,000	$200,000
Aircraft Leases	102,837	—
Revenue bonds	13,200	13,200
Revolving bank credit	—	75,000
Notes payable	—	28,000
Other debt	9,432	6,507

	325,469	322,707
Less current portion	6,963	477

	$318,506	$322,230

The Company has a revolving credit agreement providing for a total commitment of $275 million. In June 2001, the agreement was amended to, among other requirements, provide certain assets as collateral to secure the commitment, reduce available borrowing capacity by the amount of outstanding letters of credit, establish revised covenants and amend the expiration date to June 2004. Capacity under the facility is dependent on a borrowing base determined by the amount of collateral pledged, with a maximum commitment of $275 million. At September 30, 2001 no borrowings were outstanding under the agreement and the Company was in compliance with restrictive covenants. With the current level of collateral pledged, available capacity under the agreement, net of outstanding letters of credit, was $43.6 million as of September 30, 2001. In June 2001, the outstanding senior notes of $200 million were secured in connection with the amended revolving credit agreement.

NOTE C—EARNINGS PER SHARE:

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Weighted average shares outstanding used in earnings per share computations were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,103,545	48,034,899	48,081,524	48,516,263
Diluted	48,128,062	48,185,156	48,104,026	48,850,931

NOTE D—SEGMENT INFORMATION

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

The following is a summary of key segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

SEGMENT REVENUES:
Domestic	$682,522	705,997	$2,132,856	$2,147,530
International	90,266	98,552	275,678	280,490

	$772,788	$804,529	$2,408,534	$2,428,020

SEGMENT EARNINGS(Loss) FROM OPERATIONS:
Domestic	$920	$55	$(20,230)	$61,786
International	503	(3,081)	(1,792)	(6,044)

	$1,423	$(3,026)	$(22,022)	$55,742

NOTE E—OTHER COMPREHENSIVE INCOME:

Other comprehensive income includes the following transactions and tax effects for the three and nine month period ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
Unrealized securities losses arising during the period	$(1,724)	$664	$(1,060)	$(1,557)	$599	$(958)
Less: Reclassification adjustment for gains realized in net income	—	—	—	(32)	12	(20)

Net unrealized securities losses	(1,724)	664	(1,060)	(1,589)	611	(978)
Foreign currency translation adjustments	(41)	16	(25)	(351)	114	(237)

Other comprehensive income (loss)	$(1,765)	$680	$(1,085)	$(1,940)	$725	$(1,215)

	Three Months Ended			Nine Months Ended
	September 30, 2000			September 30, 2000
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
Unrealized securities losses arising during the period	$593	$(228)	$365	$1,043	$(401)	$642
Less: Reclassification adjustment for gains realized in net income	(67)	26	(41)	(588)	227	(361)

Net unrealized securities losses	526	(202)	324	455	(174)	281
Foreign currency translation adjustments	(16)	6	(10)	(227)	87	(140)

Other comprehensive income (loss)	$510	$(196)	$314	$228	$(87)	$141

NOTE F—OTHER INCOME:

Other income includes the following transactions for the three and nine month period ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
OTHER INCOME:
Gain on sales of radio frequencies	$6,232	$—	$8,303	$—
Gain on sale of securities	2,117	—	2,117	1,913
Other	429	406	935	1,198

	$8,778	$406	$11,355	$3,111

NOTE G—CHANGE IN ACCOUNTING:

Effective January 1, 2000, the Company changed its method of accounting for major engine overhaul costs on DC-9 aircraft from the accrual method to the direct expense method where costs are expensed as incurred. Previously, these costs were accrued in advance of the next scheduled overhaul based upon engine usage and estimates of overhaul costs. The Company believes that this new method is preferable because it is more consistent with industry practice and appropriate given the relatively large size of its DC-9 fleet.

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

NOTE H-NEW ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived assets". SFAS No. 141 requires that all business combinations initiated after July 1, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and some intangible assets be charged to expense through the testing and measuring of these items for impairment as opposed to periodic amortization over the estimated useful life of the assets. SFAS No. 143 requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred assuming a reasonable estimate of fair value can be made. SFAS No. 144 expands and clarifies previous accounting standards regarding the disposal of long-lived assets. SFAS No. 141, No. 142, No. 143 and No. 144 are not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

The Company reported net income for the third quarter of 2001 of $1.7 million, or $.04 per diluted share. This compares to a net loss of $5.5 million or $.11 per share for the third quarter of 2000 and a net loss of $6.4 million or $.13 per share reported in the 2nd quarter of 2001. For the first nine months of 2001, the net loss was $21.6 million or $.45 per share compared to net earnings before a change in accounting of $26.1 million or $.54 per share for the first nine months of 2000. Net earnings reported for the first nine months of 2000, including a $.29 per share credit for a change in accounting were, $40.4 million or $.83 per share.

The third quarter of 2001 included non-recurring gains on the sale of certain securities and FCC licensed radio frequencies totaling $8.3 million ($5.4 million after tax or $.11 per share). One time gains for frequency sales and securities gains for the first nine months of 2001 totaled $10.4 million ($6.8 million after tax or $.14 per share compared to $.02 per share in the first nine months of 2000).

The results for the third quarter of this year include pre-tax losses of approximately $13 million associated with lost business as a result of the September 11th terrorist attacks.The two day closure of the Company’s air network by order of the Federal government following the attacks resulted in lost revenue and additional costs.The Company was able to partially adjust its network and continue business operations through the temporary expansion of its ground linehaul, hub and sort operations.During the week of the attacks shipment volumes declined 27% compared to year earlier levels. In the weeks following the attacks shipment volumes improved although fourth quarter volumes through early November continued to be approximately 3%on average below volumes of the comparable period of 2000.

The Company recorded a $7.8 million credit for compensation provided under the Air Transportation Safety and System Stabilization Act ("Act"). The Act, authorized by Congress shortly after the attacks, will provide compensation to eligible air carriers for certain direct losses associated with the closure of the national air system for the period beginning September 11th and for incremental losses as a result of these attacks and ending on December 31, 2001. The Company anticipates being eligible for additional compensation in the 4th quarter.

Operating results have been negatively impacted by a declining economy, which appears to be experiencing further slowing since the events of September 11th. The Company has experienced shipment volume declines in its higher yielding domestic products and a shift in volume mix towards lighter weight lower yielding deferred products. These factors have hampered revenue growth. Despite the negative revenue growth, earnings from operations improved $6.6 million over the second quarter of 2001 and $4.4 million over the third quarter 2000. The improved results are due primarily to cost reduction actions the Company has taken.

The following table sets forth selected shipment and revenue data for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2001	2000	Change	2001	2000	Change
Shipments (in thousands):
Domestic
Overnight	40,389	45,540	(11.3%)	130,148	139,694	(6.8%)
Next Afternoon Service	12,327	13,430	(8.2%)	38,963	41,044	(5.1%)
Second Day Service	21,983	19,466	12.9%	70,524	58,398	20.8%
Ground Delivery Service	1,517	-	N/A	1,848	-	N/A
100 Lbs. And Over	57	72	(20.8%)	184	214	(14.0%)

Total Domestic	76,273	78,508	(2.8%)	241,667	239,350	1.0%

International
Express	1,375	1,506	(8.7%)	4,524	4,584	(1.3%)
Freight	95	102	(6.8%)	299	297	0.7%

Total International	1,470	1,608	(8.6%)	4,823	4,881	(1.2%)

Total Shipments	77,743	80,116	(3.0%)	246,490	244,231	0.9%

Average Pounds per Shipment:
Domestic	4.24	4.27	(0.7%)	4.17	4.27	(2.3%)
International	60.55	55.69	8.7%	55.03	51.01	7.9%

Average Revenue per Pound:
Domestic	$2.04	$2.07	(1.4%)	$2.06	$2.07	(0.5%)
International	$0.99	$1.09	(9.2%)	$1.02	$1.11	(8.1%)

Average Revenue per Shipment
Domestic	$8.82	$8.91	(1.0%)	$8.74	$8.93	(2.1%)
International	$61.41	$61.29	0.2%	$57.16	$57.47	(0.5%)

Domestic revenues decreased 3.3% and .7% in the third quarter and first nine months of 2001, respectively, in comparison to the same periods in 2000. Average domestic revenue per shipment declined 1.0% to $8.82 in the third quarter and 2.1% to $8.74 for the first nine months of 2001. The yield decreases are due to declines in higher yielding overnight express shipments coupled with slightly lower average shipment weights in all product categories. Domestic revenues have been aided by a fuel surcharge on revenue of 3% that was originally implemented in February 2000 and was raised to 4% beginning October 2000. In the third quarter and for the first nine months of 2001 fuel surcharge revenues were $22.4 million and $70.7 million, respectively. This compares to fuel surcharge revenues of$19.5 million and $51.9 million being recognized in the third quarter and first nine months of 2000. In January 2001 the Company announced a new pricing structure for its domestic services that included a rate increase, a shift to zone-based pricing and a non-scheduled pickup fee. These actions were targeted to improve yields and increase revenues. However, the lack of shipment growth and the shift by domestic customers to lower yielding, less time sensitive deferred services has diluted the impact.

Domestic shipments decreased 2.8% in the third quarter and increased 1.0% in the first nine months of 2001 compared to the same periods of 2000. The first nine months of 2001 had one less operating day than 2000. Higher yielding overnight shipments accounted for 53.0% of total domestic shipments in the third quarter compared to 58.0% in the third quarter of 2000. Overnight shipments declined 11.3% in the third quarter and 6.8% for the first nine months of 2001. Total shipments for the quarter and year to date periods include the Company’s airborne@home product, which was introduced in late 1999 to service the e-commerce and business to residential consumer markets. These shipments, included in the Second Day Service category for reporting purposes, totaled 4.7 million in the third quarter and 15.5 million in the first nine months of 2001 compared to 1.8 million and 3.5 million shipments in the comparable periods in 2000.

In April 2001 the Company expanded its service portfolio by introducing a new product, Ground Delivery Service (GDS). The new product leverages the Company’s sort and linehaul infrastructure and is being marketed to a target customer base. The Company believes GDS is an important initiative that is targeted to establish growth both from the deferred ground segment where it has not previously participated, and from the ability to leverage GDS with the cross marketing of higher yielding air express shipments. GDS totaled 1.5 million shipments in the third quarter and 1.8 million for the first nine months of 2001. The Company is targeting GDS volumes of between 50,000 and 60,000 shipments per day in the fourth quarter of 2001.

International revenues decreased 8.4% in the third quarter and 1.7% for the first nine months of 2001 compared to a year ago. Total international shipments decreased 8.6% in the third quarter of 2001 compared to 2000 and were 1.2% lower in the first nine months of 2001 compared to 2000.International revenues and shipments in the third quarter were negatively impacted by the terrorist attacks which not only suspended domestic flights but closed U.S. borders and suspended flight schedules that disrupted international operations for approximately two weeks. The slow economic environment and a typhoon in the Far East also hampered shipment volumes. Despite these events the international segments contribution to earnings for the third quarter was a profit of $.5 million compared to a loss of $3.1 million in 2000. The segment loss was $1.8 million in the first nine months of 2001 compared to $6.0 million in the comparable period of 2000. This improved segment performance was due primarily to improvement in margins on the international heavy weight freight product.

Operating expenses were 99.8% and 100.9% of revenues in the third quarter and first nine months of 2001, respectively, compared to 100.4% and 97.7% for the corresponding periods in 2000. Operating cost per shipment decreased 1.4% to $9.92 in the third quarter compared to $10.07 in the third quarter of 2000. Operating cost per shipment for the first nine months of 2001 increased 1.5% to $9.86 compared to the same period in 2000. Operating cost per shipment information and operating costs expressed as a percentage of revenues for the third quarter were negatively impacted by the loss of business due to the events of September 11th. However, all categories of operating costs, except for sales and marketing category, decreased in the third quarter compared to the second quarter of 2001 as a result of the continued cost reduction initiatives.

The Company has been aggressively managing costs through a number of cost cutting measures to assist in improving operating results. The Company has reduced and combined flight segments, reduced labor hours, and cut discretionary expenses to achieve cost efficiencies. Specifically, labor hours have been reduced which resulted in a 3.9% improvement in productivity, as measured by shipments handled per paid employee hour, during the third quarter, over levels incurred during the same period of 2000. Hours paid during the third quarter of 2001 were approximately 3.3% and 5.8% less than those paid during the second and first quarters of 2001, respectively. Productivity for the first nine months of 2001 showed an improvement of 3.2% compared to the first nine months of 2000.The Company continues to manage productivity at levels sufficient to maintain a high level of overall customer service.

Transportation purchased as a percentage of revenues was 32.9% in the third quarter of 2001 compared to 32.7% a year ago. This category of expense was 32.7% of revenues for the first nine months of 2001 compared to 31.5% in 2000. The increase in costs as a percentage of revenues was primarily due to increased farmed out pickup and delivery, surface linehaul costs and delivery costs paid to the U.S. Postal Service for delivery of shipments. These increases were partially offset by lower international commercial airline and offshore agent related costs, in part due to lower shipment volumes.

Station and ground expense was 33.1% of revenues in the third quarter compared to 32.8% a year ago. Station and ground expense was 33.1% of revenues in the first nine months of 2001 versus 32.0% for the same period in 2000. Total costs in this category decreased $6.8 million from the level incurred in the second quarter of 2001 and $22.2 million from the first quarter of 2001. Reductions in labor hours incurred for pickup and delivery, sort and other field operations were the primary factors for the decline in expense in comparison to the second and first quarter of 2001 levels.

Flight operations and maintenance expense as a percentage of revenues during the third quarter of 2001 decreased to 17.2% as compared to 17.9% in the same period of 2000 and 17.7% in the 2nd quarter of 2001. For the first nine months of 2001 flight operations costs were 18.1% of revenues compared to 17.4% in the comparable period of 2000. The average aviation fuel price for the third quarter and first nine months of 2001 was $.91 and $.95 per gallon, respectively, compared to $1.03 and $.96 per gallon, respectively for the comparable periods in 2000. Aviation fuel consumption in the third quarter decreased 15.2% to 37.8 million gallons compared to 44.6 million gallons in the third quarter of 2000. Consumption in the second and first quarters of 2001 was 40.5 million and 43.6 million gallons, respectively.For the first nine months of 2001, aviation fuel consumption of 122.0 million gallons was 10.2% less than consumption for the comparable period in 2000. The decrease in consumption both sequentially and year over year is due, in part, to management efforts to reduce and combine certain flight segments to control costs beginning in the second quarter of 2001. Additionally, fuel consumption was lower due to the two day grounding of aircraft in September. Also, the Company has placed five additional 767 aircraft in service since the third quarter of 2000 thereby allowing less fuel-efficient DC-8 aircraft to be moved to shorter lane segments, backup status or to be removed from service. Maintenance costs decreased during the third quarter compared to a year ago but increased during the first nine months of 2001 as a result of having additional 767 aircraft in service compared to the same periods of last year. The Company had 118 aircraft in service (19 Boeing 767s, 25 DC-8’s and 74 DC-9’s) at the end of the third quarter compared to 117 aircraft at the end of the third quarter of 2000.

General and administrative expense was 8.1% and 8.3% of revenues for the third quarter and first nine months of 2001, respectively. This compares to 8.0% and 7.9% of revenues for the third quarter and first nine months of 2000, respectively. Inclusive in this cost category of expense is a one-time charge of $2.9 million, recorded in the second quarter of 2001, for severance and restructuring costs associated with the announced reduction in force effective June 1st. The Company has aggressively reduced costs in this category of expense in 2001 and continues to employ strong cost controls over labor and discretionary costs.

Sales and marketing costs were 2.8% of revenues in the third quarter and 2.5% in the first nine months of 2001 compared to 2.5% in the comparable periods of 2000. Increased sales personnel and compensation costs as well as expanded marketing efforts to attract new business have resulted in higher levels of expenditures in this category.

Depreciation and amortization expense constituted 6.7% of revenues in the third quarter and 6.5% in the first nine months of 2001. This compares to 6.6% of revenues for the third quarter and 6.3% in the first nine months of 2000. Depreciation expense in the third quarter of 2001 decreased slightly from the amounts recorded a year ago due to lower levels of capital expenditures in 2001 coupled with certain aircraft becoming fully depreciated. These declines offset the depreciation effects of placing additional 767 aircraft in service since the end of the third quarter of last year.

Interest expense in the third quarter and first nine months of 2001 was lower than in 2000 due, in part, to lower average borrowings outstanding. Additionally, interest capitalized was $2.0 million in the first nine months of 2001 compared to $5.0 million in the like period of 2000. The lower level of average borrowings was a result of the off balance sheet refinancing of $200 million of long-term debt under an accounts receivable securitization facility that was implemented in December 2000. Debt levels were increased in August 2001 when the Company completed two sale-leaseback transactions for five 767 aircraft, accounted for as capitalized leases, which provided proceeds of $102.8 million.

Discounts associated with recording the obligation to fund the purchaser’s costs under the Company’s accounts receivable securitization facility were $2.0 million in the third quarter of 2001 and $8.0 million for the year to date period. The Company considers this expense to be an interest type of financing cost. Because of the sales recognition treatment associated with this type of financing, the cost is recorded separate from interest expense.

Included in other income were non-recurring gains associated from the sales of FCC licensed radio frequencies totaling $6.2 million in the third quarter of 2001 and $8.3 million for the first nine months of 2001. The Company is in the process of converting from voice to digital communication technology to support its pickup and delivery operations. The Company anticipates recording an additional $1.0 million in gains in the fourth quarter of 2001 that will substantially complete the sale of these frequencies for the foreseeable future. Additionally, a non-recurring gain of $2.1 million was recorded and included in other income during the third quarter of 2001 from the sale of shares of Equant N.V.These shares were acquired through the Company’s participation in SITA, a cooperative of major airline companies, which primarily provides data communication services to the air transport industry. The Company had no cost basis in these shares. In the second quarter of 2000, a $1.9 million non-recurring gain was recorded on the sale of securities received in connection with the demutualization of Metropolitan Life. The Company, as policyholder, received stock securities of Metropolitan Life when the insurance company demutualized.

The Company’s effective tax benefit rate of 33.5% for the first nine months of 2001 compared to an effective tax expense rate of 38.1% recorded in the first nine months of 2000. The effective tax expense rate was 47.6% for the third quarter of 2001 compared to a tax benefit rate of 39.9% in the third quarter of 2000. The lower tax benefit rate recorded for the first nine months of 2001 as compared to the tax expense rate incurred in 2000 is a function of the provision impact of non-deductible expenses and state taxes. The effective tax rate for 2001 is difficult to determine due to the provision impact and levels of nondeductible expenses and state taxes in relation to earnings.

The strength of the U.S. and global economies will have an impact on the results of operations for the balance of 2001 and into 2002 and beyond. The current lack of visibility regarding economic growth has caused the Company to expect continued pressure on shipment and revenue growth, particularly in its higher yielding overnight express product. While the Company is continuing to aggressively manage costs, it will be difficult to make reductions of the magnitude made over the past two quarters. The Company has taken actions to substantially reduce its cost structure, so that it is positioned to benefit from an economic rebound and resulting volume growth when that occurs.

Liquidity and Capital Resources:

Cash provided by operations net of the change in working capital for the first nine months of 2001 was $149.2 million (exclusive of $50 million in proceeds from the receivable securitization facility). This compares to $213.9 million recorded in the first nine months of 2000.

Capital expenditures continue to be a primary factor affecting the financial condition of the Company. During the nine months of 2001, total capital expenditures net of dispositions were $98.3 million compared to $298.4 million during the corresponding period of 2000. Capital spending has been reduced significantly in 2001 compared to 2000 due to management efforts to maintain spending at levels that better match the lower level of operating performance and shipment volume growth. The Company currently anticipates 2001 capital expenditures to be approximately $130 million, down from the previous target of $170 million.

The Company’s operating cash flow is a major source of liquidity. Additional liquidity of $50 million was provided in the first nine months of 2001 through the accounts receivable securitization facility implemented in December 2000. In July 2001, this facility was amended to provide for a maximum of $250 million in proceeds from the sale of eligible receivables in addition to extending the term of the liquidity facility for a three-year period as opposed to the 364-day term of the previous agreement. As of the end of September 2001, a total of $200 million of receivables had been sold under this facility with eligible receivables supporting total advances of $216 million.

The Company also completed a renegotiation of its $275 million revolving credit agreement in June 2001. The renegotiated facility, which expires in June 2004, is collateralized by certain assets, reduces borrowing capacity by the amount of outstanding letters of credit and established new restrictive covenants. At September 30, 2001, the Company had pledged collateral to support approximately $141 million of the $275 million commitment and has the ability to pledge additional collateral. As of September 30, 2001, no borrowings were outstanding, letter of credit commitments were $98 million and available capacity was $43 million. The Company was in compliance with restrictive covenants under the agreement.

In July 2001, the Company arranged a TRAC (Terminal Rental Adjustment Clause) Lease facility for prospective vehicle acquisitions of up to $20 million in 2001. Historically, the Company has purchased its vehicles. With the TRAC Lease, Airborne has the option to purchase the delivery vehicles at the end of the lease term. As of September 30, 2001 the Company had placed $3.4 million of vehicle acquisitions under this arrangement.

In August 2001, the Company completed two sale-leaseback transactions on five Boeing 767-200 aircraft and received proceeds of $102.8 million. The transactions were accounted for as capitalized leases for financial reporting purposes. The Company used these proceeds to increase cash reserves and invested amounts in short-term commercial paper and money market instruments.

The Company’s ratio of long-term debt to total capitalization (exclusive of the receivable securitization) was 24.7% at September 30, 2001 compared to 24.6% at December 31, 2000 and 30.1% at September 30, 2000.

In management’s opinion, existing cash reserves, internally generated cashflows from operations coupled with resources available under the accounts receivable securitization facility and the revolving credit agreement should provide adequate flexibility to finance capital expenditures and meet other liquidity requirements for the balance of 2001 and into 2002.

FORWARD LOOKING STATEMENTS:

Statements contained herein and in other parts of this report, which are not historical facts, are considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such statements relating to future events involve risks and uncertainties, which are inherently difficult to predict, including statements regarding future shipment growth and product acceptance, compensation expected under the Air Transportation Safety and System Stabilization Act, capacity requirements, capital expenditure levels and the adequacy of available financing capacity. Actual results, however, may vary because of competitor pricing initiatives, customer demand for time-definite and deferred services,the ability of management to successfully implement growth and profitability initiatives, economic and regulatory conditions, the ability to secure adequate financing, fuel volatility and labor disputes.

PART II. OTHER INFORMATION

EXHIBIT NO.      10 Material Contracts

10(a)	Employment Agreement dated April 24, 2001 between the Company and Mr. Robert T. Christensen. Substantially identical agreements exist between the Company and most of its officers.

10(b)	Employment Agreement dated April 24, 2001 between the Company and Mr. Lanny H. Michael, Senior Vice President, Chief Financial Officer. Substantially identical agreements exist between the Company and eight other of its executive officers.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AIRBORNE, INC.
(Registrant)

Date:	11/14/01	/s/ Lanny H. Michael
Lanny H. Michael
Senior Vice President & Chief Financial Officer

Date:	11/14/01	/s/ Robert T. Christensen
Robert T. Christensen Chief Accounting Officer

