Form 10-K405
period 2001-12-31
AIRBORNE INC /DE/
filed 2002-03-15
CIK 3000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission file number 1-6512

AIRBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-2065027 (I.R.S. Employer Identification No.)

Airborne, Inc.
3101 Western Avenue
P.O. Box 662
Seattle, WA 98111
(Address of principal executive offices)

Registrant’s telephone number, including area code: 206-285-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value	New York Stock Exchange
$1.00 per share	Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of February 19, 2002, 48,277,110 shares (net of 3,234,526 treasury shares) of the registrant’s common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on that date on the New York Stock Exchange) was approximately $744,463,000.(1)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders to be held April 30, 2002 are incorporated by reference into Part III.

(1)
Excludes value of shares of common stock held of record by non-employee directors and executive officers at February 19, 2001. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

AIRBORNE, INC.
2001 FORM 10-K ANNUAL REPORT

PART I

Statements contained in this annual report on Form 10-K, which are not historical facts, are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described below in “Risk Factors.”

ITEM 1.    BUSINESS

General

Airborne, Inc. is a Delaware corporation formed in 1999 to serve as a holding company for the operations of Airborne Freight Corporation. On December 26, 2000, the holding company structure was implemented, and Airborne Freight Corporation became a wholly-owned subsidiary of Airborne, Inc. and was renamed Airborne Express, Inc.(“AEI”). Certain of AEI’s affiliated corporations also became wholly-owned subsidiaries of Airborne, Inc. as part of this reorganization. When we refer to “we”, “our”, “us” or “Airborne” in this Form 10-K, we mean Airborne, Inc. and all of its direct and indirect subsidiaries and their assets and operations, unless the context clearly indicates otherwise.

Airborne is a holding company operating through its subsidiaries as an air express company and air freight forwarder. Airborne expedites shipments of all sizes to destinations throughout the United States and most foreign countries. Airborne holds a certificate of registration issued by the United States Patent and Trademark Office for the service mark AIRBORNE EXPRESS. Most public presentations of our business carry this name.

Our wholly-owned operating subsidiaries include AEI, ABX Air, Inc. (“ABX”) and Sky Courier, Inc. AEI provides domestic and international delivery services in addition to customer service, sales and marketing activities. ABX provides domestic express cargo service and cargo service to Canada and Puerto Rico. AEI is the sole customer of ABX for this service. ABX also offers limited charter services. Sky Courier provides delivery service on an expedited basis.

Business Description

We provide door-to-door express and deferred delivery of small packages and documents throughout the United States and to and from most foreign countries. We also act as an international and domestic freight forwarder for shipments of any size. Our strategy is to provide business customers with competitively-priced time definite delivery services by maintaining a low cost structure.

Domestic Products and Services

Our domestic operations, supported by approximately 305 facilities, primarily involve express and deferred door-to-door delivery of shipments weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, computer hardware and parts, software, electronic and machine parts, health care items, films and videotapes, and other items for which speed and reliability of delivery are important.

A primary service is our Overnight Express product. This product, which comprised approximately 53% of our domestic shipments during 2001, generally provides before noon delivery on the next business day to most metropolitan cities in the United States. We also provide Saturday, Sunday and holiday pickup and delivery service for many cities.

We also provide customers a variety of deferred service products where delivery times are less sensitive. Our Next Afternoon Service (“NAS”) is available for shipments weighing five pounds or less and Second Day Service (“SDS”) is offered for shipments of all weights (for shipment volume reporting purposes, the SDS category includes our airborne@home product). These deferred products, which comprised approximately 46% of domestic shipments during 2001, are lower priced than the Overnight Express product reflecting the less time sensitive nature of the shipments. NAS rates are generally higher than SDS rates for comparably sized shipments.

Our airborne@home product serves the residential delivery market and targets primarily e-commerce businesses and catalog markets.This deferred service product, introduced in late 1999, offers shippers a competitive combination of delivery service and pricing, while providing us an effective way to accomplish residential deliveries. These shipments are sorted and routed similarly to SDS shipments. We pick up, sort and deliver airborne@home shipments to any one of 21,600 U.S. Postal Service Destination Delivery Units serving 31,600 zip codes for expedited delivery to residences via USPS Parcel Select Service. Transit times for this delivery service are generally two to four days.

In April 2001, we introduced Ground Delivery Service (“GDS”) to expand and enhance our product line. We believe that GDS provides product parity with our competitors, as we can now offer both air and ground services to attract and retain customers utilizing a bundled marketing approach. GDS is a door-to-door, one to five-day ground transit service that leverages our existing sort, linehaul and pickup and delivery infrastructure. This new deferred service has been introduced on a controlled basis by targeting primarily larger corporate shippers to ensure a competitive level of service and is targeted at customers who have express and other shipment volumes. GDS is generally priced less than existing deferred services, reflecting the less time sensitive nature of ground shipments. GDS accounted for approximately 1.5% of domestic shipments for the year 2001 and approximately 4% of domestic shipments in the fourth quarter of 2001.

In April 2001, we began offering a new 10:30 a.m. express delivery option to selected zip codes (for shipment volume reporting purposes, the Overnight Express category includes our 10:30 a.m. product). This option allows customers to designate that their package be delivered by 10:30 a.m. for a surcharge of up to $5.00 per package. Shippers indicate their choice of 10:30 a.m. delivery by using a bar-coded label. This service option does not require us to incur significant incremental costs since it utilizes our existing delivery infrastructure.

We offer a number of special logistics programs to customers through Airborne Logistics Services (“ALS”), a division of ABX. ALS operates our Stock Exchange, Hub Warehousing and other logistics programs. These programs provide customers the ability to maintain centralized inventories that can be managed by either ALS or customer personnel. Items inventoried at or near our main sort facility, located in Wilmington, Ohio, can be delivered utilizing our airline system or, if required, commercial airlines on a next-flight-out basis.

Our Sky Courier subsidiary provides expedited next-flight-out domestic and international services at premium prices. Sky Courier also offers limited local intercity courier services as well as a Field Stock Exchange program where customer inventories are managed at over 85 locations around the United States and Canada.

While our domestic system is designed primarily to handle small packages, any available capacity is also utilized to carry heavier weight shipments that we would normally move on other carriers in our role as an air freight forwarder.

Domestic Operations

Pickup and Delivery

We accomplish our door-to-door pickup and delivery service using approximately 14,900 delivery vans and trucks. Approximately 6,000 are operated by us with employee drivers. Independent contractors provide the balance of our pickup and delivery services.

Because convenience is an important factor in attracting business from less frequent shippers, we have an ongoing program to place drop boxes in convenient locations. Drop boxes allow customers the flexibility to tender shipments to us without scheduling a pickup. We have approximately 15,300 boxes in service.

Sort Facilities

Our main sort center is located in Wilmington, Ohio. The sort center currently has the capacity to handle approximately 1.2 million pieces during the primary 3 1/4 hour nightly sort operation. On average, approximately 1.0 million pieces were sorted each weekday night at the sort center during the fourth quarter of 2001.

In addition to the main sort facility at Wilmington, we have ten regional hub facilities that primarily sort shipments originating and having a destination within approximately a 300 mile radius of the regional hub.

We also conduct a day sort operation at Wilmington that services SDS and GDS shipments. The day sort generally receives these shipments through a combination of flights and trucks originating from regional hubs, station facilities or customer sites.

The operation of the Wilmington facility is critical to our business. The inability to use the Wilmington airport, because of bad weather or other factors, would have a serious adverse effect on our service. We have invested in sophisticated instrument landing and radar systems and other equipment that are intended to limit the effect bad weather may have on our operations.

In the fourth quarter of 2001, the night sort and day sort operations at Wilmington handled approximately 46% and 25% of total shipment weight, respectively, with the regional hubs handling the remaining 29%.

Shipment Routing

The logistics of moving a shipment from its origin to destination are determined by several factors. Shipments are routed differently depending on shipment product type and weight, distances between origin and destination, and locations of our stations relative to the locations of sort facilities. Shipments generally are moved between stations and sort facilities on either our aircraft or contracted trucks. A limited number of shipments are transported airport-to-airport on commercial air carriers.

Overnight Express shipments and NAS shipments are picked up by local stations and generally consolidated with other stations’ shipments at our airport facilities. Shipments that are not serviced through regional hubs are loaded on our aircraft departing each weekday evening from various points within the United States, Canada and Puerto Rico. These aircraft may stop at other airports to permit additional locations and feeder aircraft to consolidate their cargo onto the larger aircraft before completing the flight to the Wilmington hub. The aircraft are scheduled to arrive at Wilmington between approximately 10:30 p.m. and 2:30 a.m., at which time the shipments are sorted and reloaded. The aircraft are scheduled to depart before 6:00 a.m. and return to their destinations in time to complete scheduled service commitments. The Wilmington hub also receives shipments via truck from selected stations in the vicinity of the Wilmington hub for integration with the nightly sort process.

The day sort operation for SDS and GDS shipments is supported by ten aircraft that return to Wilmington from overnight service destinations on Tuesday through Thursday. These aircraft, and trucks from regional hubs, arrive at Wilmington between 8:00 a.m. and 1:30 p.m., at which time shipments are sorted and reloaded on the aircraft or trucks by 3:30 p.m. for departure and return to their respective destinations.

We also perform weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both Overnight Express and deferred service shipments. This sort is supported by 19 of our aircraft and by trucks.

Aircraft

We currently utilize pre-owned Boeing 767 aircraft and McDonnell Douglas DC-8 and DC-9 aircraft. After acquisition, the aircraft are modified for use within our cargo operation. At the end of 2001, our in-service fleet consisted of a total of 118 aircraft, including 20 Boeing 767-200s, 24 McDonnell Douglas DC-8s (consisting of seven series 61 and 17 series 63 aircraft) and 74 DC-9s (consisting of two series 10, 43 series 30 and 29 series 40 aircraft). We own 115 of these aircraft and lease two 767 aircraft and one DC-9 aircraft. In addition, each night we charter approximately 65 smaller aircraft to connect small cities with our own aircraft, which then operate to and from Wilmington.

During 2001, three additional 767 aircraft were placed into service, bringing the total number of 767 aircraft in service at December 31, 2001 to 20. With this newer generation and more operationally efficient aircraft, the less economical DC-8 aircraft can be placed into shorter lane segments, transferred to backup or charter operation roles, or removed from service. We plan to place two additional 767s into service in 2002, and to remove up to three DC-8s from service by the end of 2002. Two DC-8 aircraft are assigned to our dedicated charter service operations, and additional DC-8s could be deployed as charters depending on prospective business opportunities. However, the demand for charters declined in 2001 compared to 2000 as a result of the weak economic climate. We have commitments to acquire ten additional 767s by the end of 2004. Depending on various factors including shipment growth and capacity requirements, we may initiate negotiations to defer some of these deliveries, but there is no assurance that any deferrals will be achieved. Future DC-8 aircraft retirements will be determined based on shipment growth, capacity requirements, charter service demand and the timing of placing future 767s into service.

During 2001, we reduced the nightly lift capacity of our system by approximately 100,000 pounds, to 4.0 million pounds at December 31, 2001. We combined and eliminated flight segments to better match lift to existing business volumes and to provide cost savings from reduced fuel consumption and maintenance. During 2001, our average utilization of available lift capacity approximated 70%.

In response to increased public awareness regarding the operation of older aircraft, the Federal Aviation Administration (“FAA”) periodically mandates additional maintenance requirements for certain aircraft, including the type we operate. In recent years, we have completed, and continue to perform, a number of inspection and maintenance programs pertaining to various Airworthiness Directives issued by the FAA. The FAA could, in the future, impose additional maintenance requirements for aircraft and engines of the type we operate or interpret existing rules in a manner that could have a material effect on our operations and financial position. See “Regulation”.

Communications Technology

FOCUS (Freight On-line Control and Update System) is our proprietary communications system that provides real time information for purposes of tracking and providing the status of customer shipments as well as monitoring the performance of our operational systems. Our facilities and international agents are linked to FOCUS and provide information on the status and location of customer shipments 24 hours a day. Some information is provided to FOCUS through the use of hand-held scanners that read bar codes on the shipping documents. FOCUS allows customers access to shipment information through either direct dial-in capabilities or through our Internet website.

FOCUS provides our personnel with important information for use in coordinating our operational activities. Information regarding arrivals and departures of our aircraft, weather, and documentation requirements for shipments destined to foreign locations are several examples of the information maintained and provided by FOCUS.

International Operations

We provide international express door-to-door delivery and a variety of freight services. These services are provided in most foreign countries on an inbound and outbound basis through a network of our offices and independent agents. Most international deliveries are accomplished within 24 to 96 hours of pickup.

Our domestic stations are staffed and equipped to handle international shipments to or from almost anywhere in the world. In addition to our extensive domestic network, we operate our own offices in Taipei, Hong Kong, Singapore, Australia, New Zealand, Netherlands, Sweden and the United Kingdom. Our freight and express agents worldwide are connected to FOCUS, our on-line communication network, through which we can provide our customers with immediate access to the status of shipments almost anywhere in the world.

Our international air express service is intended for the movement of non-dutiable and certain dutiable shipments weighing 70 pounds or less. Our international air freight service handles heavier weight shipments on either an airport-to-airport, door-to-airport or door-to-door basis. We also offer ocean service capabilities for customers who want a lower-cost shipping option.

Our strategy is to use a variable-cost approach in delivering and expanding international services to our customers. This strategy uses existing commercial airline lift capacity in connection with our domestic network to move shipments to and from overseas destinations and origins. Additionally, we have service arrangements with independent freight and express agents to accommodate shipments in locations not currently served by our own operations. In order to expand our business at a reasonable cost, we have, from time to time, entered into joint venture agreements that combine our management expertise, domestic express system and information systems with local business knowledge and market reputation of suitable partners. Joint venture operations currently exist in Japan, Thailand, Malaysia and South Africa.

Customers and Marketing

Our primary domestic strategy focuses on providing competitively priced delivery services for business customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for time definite deliveries. As of December 31, 2001, we serviced approximately 475,000 active customer shipping locations.

We determine prices for any particular domestic customer based on competitive factors, service type, anticipated costs, shipment volume and weight, and other considerations. We believe that we generally offer prices that are competitive with, or lower than, prices quoted by our principal competitors for comparable services.

Internationally, our marketing strategy is to target the outbound express and freight shipments of U.S. business customers, and to sell the inbound service of our distribution capabilities in the United States.

Both in the international and domestic markets, we believe customers are most effectively reached by a direct sales force and, accordingly, we do not engage in extensive mass media advertising. Domestic sales representatives are responsible for selling both domestic and international express shipments. In addition, the International Division has its own dedicated direct sales organization for selling international freight and ocean services.

Our sales force consisted of approximately 460 domestic representatives and approximately 90 international specialists as of December 31, 2001. Our sales efforts are supported by the Marketing and International Divisions, based at our headquarters. Senior management is also active in marketing our services to major accounts.

Customer Automation

Customer technology and automation continue to be important factors in attracting and retaining customers. We continue to enhance automation of the shipping process to make it easier for customers to use our services and obtain valuable management information. We believe that we are generally competitive with other express carriers in terms of customer automation, reliability and convenience.

For many of our high-volume customers, we offer a metering device, called LIBRA(SM), which is installed at the customer’s place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels, provides custom shipping reports, and enables the customer to track the status of shipments in our FOCUS shipping and tracking system. At year end 2001, the system was in use at approximately 9,900 customer locations. Use of LIBRA not only benefits the customer, but also lowers our operating costs, since LIBRA shipment data is transferred into the FOCUS system automatically, thus avoiding duplicate data entry.

“Customer Linkage”, an electronic data interchange (“EDI”) program developed for our highest volume shippers, allows customers, with their computers, to create shipping documentation at the same time they are entering orders for their goods. At the end of each day, shipping activities are transmitted electronically to the FOCUS system where information is captured for shipment tracking and billing purposes. Customer Linkage benefits the customer by eliminating repetitive data entry and paperwork and also lowers our operating costs by eliminating manual data entry. EDI also includes electronic invoicing and payment remittance processing. We also have available a software program known as QUICKLINK, which significantly reduces programming time required by customers to take advantage of linkage benefits.

We offer customers PC-based software designed to improve their productivity and provide convenient access to our various services. LIGHTSHIP® Shipping and Tracking Software for Windows® allows customers, working from their PCs, to obtain estimated shipping rates and delivery times, prepare and print shipping labels, schedule pickups and track the status of their shipments.

“Corporate Exchange” is a web-based software that provides companies control over their shipping environment. In addition to the variety of shipping features, Corporate Exchange allows customers centralized administration of employee shipping permissions and restrictions, maintenance of a shared address book, reference information and the ability to create custom reports.

“Ship Exchange” is an Internet shipping system available through our website, www.airborne.com. Ship Exchange allows customers to prepare shipping labels for domestic and international shipments, store frequent ship-to locations in a personal address book, and prepare shipping reports, and it also has other convenient features.

In May 2001, we implemented a Small Business Center feature on our website, providing enhanced marketing and functionality. With this feature, customers can go online to compare competitive rates, set up a new account with us, order supplies and initiate shipping.

We completely updated the look and functionality of our website www.airborne.com in November 2001. The website provides customers a global connection to our services. The website allows customers to track the status of their shipments, contact customer service representatives, locate drop boxes, compare rates and obtain other useful information about our business, such as our service offerings, documentation requirements and transit times.

Competition

The market for our services has been and is expected to remain highly competitive. The principal competitive factors in both domestic and international markets are price, the ability to provide reliable pickup and delivery, frequency and capacity of scheduled service and value-added services.

Federal Express Corporation (“FedEx”) continues to be the dominant competitor in the domestic air express business, followed by United Parcel Service, Inc. (“UPS”). We rank third in shipment volume behind these two companies in the domestic air express business. Other domestic air express competitors include the U.S. Postal Service’s Express and Priority Mail Services, as well as several other transportation companies offering next morning or next-plane-out delivery service. We also compete to some extent with companies offering ground transportation services and with facsimile and other forms of electronic transmission.

The initiation of our ground delivery service is intended to provide better product parity with our competitors and is an area for future growth. UPS is the dominant competitor in the domestic deferred ground business, followed by FedEx. The addition of our deferred ground service provides us a more competitive platform to sell our express air and other products by allowing us to bundle these with the ground product.

We believe it is important to make capital investments to improve and maintain service and increase productivity. However, we have significantly less capital resources than our two primary competitors.

In the international markets, in addition to FedEx and UPS, we compete with DHL Worldwide Express, TNT Express, air freight forwarders and carriers, and most commercial airlines.

Employees

As of December 31, 2001, we had approximately 15,300 full-time employees and 7,200 part-time and casual employees. Approximately 7,500 full-time employees (including our 800 pilots) and 2,500 part-time and casual employees are employed under union contracts, primarily with locals of the International Brotherhood of Teamsters and Warehousemen.

Labor Agreements

Labor agreements covering most of our union ground personnel were renegotiated in 1998 or 1999 and expire in either 2003 or 2004. Our pilots are covered by a contract that became amendable on July 31, 2001. This contract is governed by the Railway Labor Act, which provides that an amendable contract continues in effect upon the expiration of its stated term while the parties negotiate a new contract. We are in the mediation phase of negotiations with the International Brotherhood of Teamsters. Under the Railway Labor Act, mediation is conducted by the National Mediation Board, which has sole discretion as to how long the mediation will last and when it will end. In addition to direct negotiations and mediation, the Railway Labor Act provides for potential arbitration of unsolved issues and a 30-day “cooling off” period before either party can resort to self-help. Self-help remedies include, among others, a strike by the members of the labor union and the imposition of proposed contract amendments and hiring of replacement workers by Airborne. Because the terms of new labor agreements will be determined by collective bargaining, we cannot predict the outcome of the remaining negotiations at this time or the effect of the terms of a new contract on our business or results of operations. If our pilots and we are unable to successfully renegotiate a new labor agreement, our pilots may strike or institute a work stoppage or slowdown. Although we have not experienced any significant disruption from labor disputes in the past, there can be no assurance that disputes will not arise in the future, which could disrupt service to customers.

Regulation

Our operations are regulated by the United States Department of Transportation (“DOT”), the FAA, and various other federal, state, local and foreign authorities.

The DOT, under federal transportation statutes, grants air carriers the right to engage in domestic and international air transportation. The DOT issues certificates to engage in air transportation and has the authority to modify, suspend or revoke such certificates for cause, including failure to comply with federal law or the DOT regulations. We believe we possess all necessary DOT-issued certificates to conduct our operations.

As a result of the events of September 11, 2001, the United States Congress enacted the Aviation and Transportation Security Act that required the creation of a new administration within the DOT known as the Transportation Security Administration (“TSA”). The FAA’s security related responsibilities have been transferred to the TSA, which has overall responsibility for the screening of passengers, baggage and cargo and the security of aircraft and airports. The TSA has adopted and may in the future adopt security related regulations, including new requirements for the screening of cargo, which could have an impact on our ability to efficiently process cargo or otherwise increase costs. In addition, we may have to reimburse the TSA for the cost of security services it may provide us in the future. We believe that we are in compliance with all applicable security regulations.

The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, security procedures, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. We believe we hold all airworthiness and other FAA certificates required for the conduct of our business and operation of our aircraft, although the FAA has the power to suspend or revoke such certificates for cause, including failure to comply with federal law and FAA regulations.

The FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required us to perform inspections of our DC-9 and DC-8 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to either reduce cargo loads, strengthen any structure or component shown to be inadequate, or make other modifications to the aircraft. New mandatory directives could also be issued requiring us to inspect and replace aircraft components based on their age or condition.

In addition to the issuance of mandatory directives, the FAA from time to time may amend its regulations thereby increasing regulatory burdens on air carriers. For example, the FAA can order the installation or enhancement of safety related aircraft equipment. Recent legislation requires the FAA to mandate the installation of collision avoidance systems in all cargo aircraft by October 2003. We estimate the cost to comply with this legislation to be approximately $10 million. In addition, we must install over the next few years additional collision avoidance and navigational related equipment on our aircraft (to the extent such equipment is not already installed), which we estimate will collectively cost approximately $20 million. Depending on the scope of the FAA’s orders or amended regulations, these requirements may cause us to incur expenses substantially in excess of our estimates.

The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ or the government’s approval of the rule prior to its adoption. We believe the operation of our aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities are considering adopting local noise regulations and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, we might be required to spend substantial sums, make schedule changes or take other actions to comply with such local rules. In addition, the United States, working through the International Civil Aviation Organization, is considering the adoption of more stringent aircraft noise regulation which, if adopted, could impose additional requirements on us to mitigate aircraft noise, including the possible retirement of certain of our aircraft before the end of their useful economic lives.

Our aircraft currently meet all known requirements for emission levels. However, under the Clean Air Act, individual states or the Federal Environmental Protection Agency may adopt regulations requiring reduction in emissions for one or more localities based on the measured air quality at such localities. Such regulations may seek to limit or restrict emissions through restricting the use of emission producing ground service equipment or aircraft auxiliary power units. There can be no assurance that, if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on our financial condition or results of operations.

Under currently applicable federal aviation law, ABX could cease to be eligible to operate as an all-cargo carrier if more than 25% of Airborne’s voting stock were owned or controlled by non-U.S. citizens or the airline were not effectively controlled by U.S. citizens. Moreover, in order to hold an all-cargo air carrier certificate, the president and at least two-thirds of the directors and officers of an air carrier must be U.S. citizens. To the best of our knowledge, non-U.S. citizens do not own or control more than 25% of our outstanding voting stock. One of our 37 officers is not a U.S. citizen.

We believe that our current operations are substantially in compliance with the numerous regulations to which our business is subject; however, various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on our operations.

Risk Factors

The current economic recession may continue to adversely affect our business and results of operations.

Businesses are the primary customers for our various services, and our success is therefore highly dependent on the level of business activity and overall economic conditions in the markets in which we operate. Our business and results of operations have been adversely affected by the recession in the United States and elsewhere, and we expect that our business and results of operations will continue to be adversely affected as a result of the recession. We cannot predict when or the extent to which economic growth will resume in the future.

The terrorist attacks of September 11, 2001, and the resulting government responses may continue to harm our business, reduce our revenues and increase our costs.

As a result of the terrorist acts of September 11, 2001, we experienced significant flight disruption costs due to the FAA’s temporary grounding of all U.S. air traffic, increased security and other costs and reduced capacity utilization. Further terrorist attacks involving aircraft, or the threat of such attacks, could result in another grounding of our fleet, and would likely result in additional reductions in capacity utilization, along with increased security and other costs. In addition, terrorist attacks not involving aircraft, or the general increase in hostilities relating to reprisals against terrorist organizations or otherwise, could adversely affect our business.

We expect that the general increase in hostilities relating to reprisals against terrorist organizations and the continued threat of further terrorist attacks may continue to negatively impact our revenues and costs in the near and mid-term. The extent of the impact that the terrorist attacks and their aftermath will have on our operations, and the sufficiency of our financial resources to absorb this impact, may depend on a number of factors, including:

•	the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general and business activity in particular;

•	the higher costs associated with potential new airline security directives and any other increased regulation of air carriers;

•
the higher costs of insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available;

•	our ability to raise additional financing;

•	the price and availability of jet and motor fuel, and the availability to us of fuel hedges in light of current industry conditions;

•	the number of pilots who may be called for duty in the reserve forces of the armed services and the resulting impact on our ability to operate as planned;

•	any resulting declines in the values of the aircraft in our fleet;

•	the extent of the benefits received by us under the Air Transportation Safety and System Stabilization Act; and

•	the scope and nature of any future terrorist attacks and resulting government responses.

If we are unable to compete successfully, our business will be materially harmed.

The market for our services has been and is expected to remain highly competitive. FedEx is our dominant competitor in the domestic air express business, followed by UPS. We rank third in shipment volume behind these two companies in the domestic air express business. Other domestic air express competitors include the U.S. Postal Service’s Express and Priority Mail Services and several other transportation companies offering next morning or next-plane-out delivery service. We also compete with companies offering domestic ground transportation services, including UPS and FedEx, and with facsimile and other forms of electronic transmission. In the international markets, in addition to FedEx and UPS, we compete with DHL Worldwide Express, TNT Express, air freight forwarders and carriers and most commercial airlines. We have significantly less capital resources than our two primary competitors. If we are unable to compete successfully with these competitors, our business and results of operations will be adversely affected.

If our new Ground Delivery Service is not successful, we may lose customers and our results of operations may suffer.

In 2001, we undertook a number of initiatives targeted to improve revenue growth and profitability. These included introduction of our new Ground Delivery Service, a new pricing structure for our domestic services, e-commerce and marketing alliances and an expansion of our sales force. Our new Ground Delivery Service is intended to provide product parity with our competitors and enable us to offer our customers both air and ground services utilizing a bundled marketing approach. Our revenue growth depends in part on the success of our new Ground Delivery Service as well as on our success in increasing our customers’ use of our higher-margin products. If we do not effectively implement and execute these and other appropriate initiatives, our business and results of operations will suffer.

Strikes, work stoppages and slowdowns by our employees can negatively affect our results of operations.

Our business depends to a significant degree on our ability to avoid strikes and other work stoppages and slowdowns by our employees. The International Brotherhood of Teamsters and other unions represent about 7,500, including our 800 pilots, or about one-half, of our full-time employees, and 2,500, or about one-third, of our part-time and casual employees. Collective bargaining agreements covering most of our union ground personnel were renegotiated in 1998 or 1999 and expire in either 2003 or 2004.

Our pilots are covered by a contract that became amendable on July 31, 2001. This contract is governed by the Railway Labor Act, which provides that an amendable contract continues in effect upon the expiration of its stated term while the parties negotiate a new contract. We are in the mediation phase of negotiations with the International Brotherhood of Teamsters. Because the terms of new labor agreements will be determined by collective bargaining, we cannot predict the outcome of the remaining negotiations at this time or the effect of the terms of a new contract on our business or results of operations. If our pilots and we are unable to successfully renegotiate a new labor agreement, our pilots may strike or institute a work stoppage or slowdown. Any prolonged strike or work stoppage or slowdown by our pilots or other employees would have a material adverse effect on our business, results of operations and financial condition.

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

We require significant capital to fund our business. As of December 31, 2001, we had approximately:

•	$282.4 million of long-term debt;

•	$381.7 million of operating lease commitments;

•	$191.1 million of unconditional obligations for committed aircraft and aircraft related acquisitions;

•	$43.1 million of capital lease obligations; and

•	$138.1 million of commercial commitments, including standby letters of credit and surety bonds.

Approximately $250.5 million of those obligations are due in 2002. In addition, we are required to fund approximately $54.0 million of our pension plan liabilities in 2002 and anticipate our capital expenditures to be approximately $175.0 million in 2002, which includes unconditional purchase obligations of approximately $60.1 million for committed aircraft and aircraft related acquisitions. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2002, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by deterioration in shipment volumes caused by a prolonged recession or a further slowdown in the economy or our inability to successfully implement sales growth initiatives in a cost effective manner or further terrorist attacks. Our operating results could also be negatively impacted by prolonged labor disputes or changes in our cost structure such as from a significant increase in fuel prices. If available cash on hand and cash flows from our operations are not sufficient to fund our obligations, it may be necessary for us to secure alternative financing. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

Our level of earnings depends on our ability to match our fixed costs, including aircraft, vehicles and sort capacity, with customer shipment volumes.

We are subject to a high degree of operating leverage. The revenues that we generate from a particular delivery route, flight or truck linehaul vary directly with the amount of shipments that we carry on that segment. However, since fixed costs comprise a high proportion of the operating costs of each segment, the expenses of each segment do not vary proportionately with the amount of shipments that we carried. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses would basically remain the same.

Increases in jet and motor fuel prices can negatively affect our results of operations.

We require significant quantities of gasoline, diesel fuel and jet fuel for our aircraft and delivery vehicles. We therefore are exposed to commodity price risk associated with variations in the market price for petroleum products. Although we historically have implemented temporary fuel surcharges to mitigate the earnings impact of unusually high fuel prices, competitive and other pressures may prevent us from passing these costs on to our customers. We cannot assure you that our supply of these products will continue uninterrupted, that rationing will not be imposed or that the prices of, or taxes on, these products will not increase significantly in the future. Increases in prices that we are unable to pass on to our customers will adversely affect our results of operations.

Our failure to comply with, or the costs of complying with, government regulations could negatively affect our results of operations.

Our operations are subject to complex aviation, transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require us to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Our failure to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations, could result in substantial fines or, in the case of FAA requirements, possible revocation of our authority to conduct our operations.

New laws or regulations may be adopted or become applicable to us. For example:

•
the FAA may issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors;

•	recent legislation requires that the FAA mandate the installation of collision avoidance systems in all cargo aircraft by October 2003;

•
the Transportation Security Administration, or TSA, may adopt security related regulations, including new requirements for the screening of cargo, that could have an impact on our ability to efficiently process cargo or otherwise increase costs in order to comply with new regulatory requirements; and

•	the TSA may require that we reimburse it for the cost of security services it may provide us in the future.

We cannot assure you that existing laws or regulations will not be revised or that new laws or regulations, which could have an adverse impact on our operations, will not be adopted or become applicable to us. We also cannot assure you that we will be able to recover any or all increased costs of compliance from our customers or that our business and financial condition will not be adversely affected by future changes in applicable laws and regulations.

Economic and other conditions in the international markets in which we operate can affect demand for our services and our results of operations.

A key component of our business is our operations outside of the United States. For the year ended December 31, 2001, we derived approximately 11% of our revenues from international operations. If we are unable to compete successfully in these markets, our results of operations will be adversely affected. Operations in international markets present currency exchange, inflation, governmental and other risks. In some countries where we operate, economic and monetary conditions could affect our ability to convert our earnings to United States dollars or to remove funds from those countries. We may experience adverse tax consequences as we attempt to repatriate funds to the United States from other countries.

The price of our stock may be subject to wide fluctuations.

The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of virtually all public companies. The market price of our common stock may be subject to wide fluctuations in response to the factors discussed above as well as the following factors, some of which are beyond our control:

•	changes in customer demand patterns, including the impact of technology developments on demand for our services;

•	operating results that vary from the expectations of securities analysts and investors and changes in estimates of our earnings by securities analysts;

•	our ability to match aircraft, vehicle and sort capacity with customer shipment volumes;

•	any inability to use our facilities in Wilmington, Ohio or elsewhere because of bad weather or other factors;

•	changes in market valuations of other transportation and logistics companies;

•	general market and economic conditions;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	downgrades in the ratings of our or our subsidiaries’ outstanding debt;

•	announcements by third parties of significant claims or proceedings against us or adverse litigation or arbitration results; and

•	future sales of our common stock or other equity or debt securities.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of February 19, 2002:

Name	Age	Position
Robert S. Cline	64	Chairman of the Board
Robert G. Brazier	64	Vice Chairman of the Board
Carl D. Donaway	50	Chief Executive Officer and President
Lanny H. Michael	50	Executive Vice President and Chief Financial Officer
David A. Billings	56	Senior Vice President and Chief Information Officer
Bruce E. Grout	55	Senior Vice President, International
Joseph C. Hete	47	President and Chief Operating Officer, ABX Air, Inc.
Darby Langdon	56	Senior Vice President, Planning
Kenneth J. McCumber	56	Senior Vice President, Sales
David C. Anderson	48	Vice President, General Counsel and Corporate Secretary

Robert S. Cline.    Mr. Cline has been Chairman of the Board since 1984 and will retire from the board on April 30, 2002. He held the position of Chief Executive Officer from 1984 until his retirement from this position in February 2002. Mr. Cline served as Vice Chairman and Chief Financial Officer from 1978 until 1984. He served as Senior Vice President, Finance from 1970 to 1973 and Vice President, Finance from 1968 to 1970. Mr. Cline joined Pacific Air Freight, Inc. in 1965 and was promoted to Vice President, Finance in 1966. He continued with the company when Pacific Air Freight, Inc. merged with AEI in 1968.

Robert G. Brazier.    Mr. Brazier has been Vice Chairman of the Board since 2000 and will retire from the board on April 30, 2002. Mr. Brazier served as President and Chief Operating Officer from 1978 to 2000 and Executive Vice President and Chief Operating Officer from 1973 to 1978. Mr. Brazier held the position of Senior Vice President, Operations from 1970 to 1973 and Vice President, Operations from 1968 until 1970. Mr. Brazier joined AEI in 1959 and moved to Pacific Air Freight, Inc. in 1963. With Pacific Air Freight, Inc. he held the position of Vice President, Sales and Operations until that company merged with AEI in 1968.

Carl D. Donaway.    Mr. Donaway has been Chief Executive Officer and President since February 2002 and is scheduled to assume the additional office of Chairman of the Board on April 30, 2002. Mr. Donaway served as President and Chief Operating Officer from August 2000 until February 2002. From February 2000 to August 2000, Mr. Donaway was Senior Executive Vice President and Chief Executive Officer of ABX and from 1992 to February 2000 he was Chief Executive Officer of ABX. Mr. Donaway was promoted to Vice President in 1990 and has been employed by us since 1977.

Lanny H. Michael.    Mr. Michael has been Executive Vice President and Chief Financial Officer since February 2002. From August 2000 to February 2002, Mr. Michael served as Senior Vice President and Chief Financial Officer. From 1993 to August 2000, Mr. Michael held the position of Senior Vice President, Treasurer. Mr. Michael joined us as Controller in 1981 and was promoted to Vice President in 1985.

David A. Billings.    Mr. Billings has served as Senior Vice President and Chief Information Officer since August 2000. From 1993 to August 2000, Mr. Billings held the position of Senior Vice President, Information and Technology Systems. Mr. Billings joined us in 1981 and served as Vice President, Information and Technology Systems until 1988, when he left us, and again from 1990 to 1993.

Bruce E. Grout.    Mr. Grout has served as Senior Vice President, International since November 2001. From November 2000 until November 2001, Mr. Grout was Senior Vice President, International Freight Services and from March 2000 to November 2000 he was Vice President, International Freight Services. Mr. Grout was Vice President and General Manager, International Area II from 1992 to 2000 and Vice President and General Manager, Far East Sales from 1985 until 1992. Mr. Grout joined us in 1973.

Joseph C. Hete. Mr. Hete has been President and Chief Operating Officer of ABX since January 2000. From 1997 until January 2000, Mr. Hete held the position of Senior Vice President and Chief Operating Officer of ABX. Mr. Hete served as Senior Vice President, Administration of ABX from 1991 to 1997 and Vice President, Administration of ABX from 1986 to 1991. Mr. Hete joined us in 1980.

Darby Langdon. Ms. Langdon has served as Senior Vice President, Planning since November 2001. From November 2000 until November 2001, Ms. Langdon was Senior Vice President, International Express and from 1994 to 2000 she was Vice President, International Express. Ms. Langdon joined us in 1982 and was promoted to Vice President, International Services in 1992, a position she held until 1994.

Kenneth J. McCumber. Mr. McCumber has been Senior Vice President, Sales since August 2000. From 1999 to August 2000, Mr. McCumber served as Senior Vice President and General Manager, Logistics Services of ABX and from 1993 to 1999 held the position of Vice President, Logistics Services of ABX. Mr. McCumber was Vice President, Corporate Marketing from 1986 to 1993 and has been employed with us since 1971.

David C. Anderson. Mr. Anderson has served as Vice President, General Counsel and Corporate Secretary from February 2000. From the time he joined us in 1993 until February 2000, Mr. Anderson was Corporate Secretary and Counsel.

ITEM 2.    PROPERTIES

We lease our general and administrative office facilities located in Seattle, Washington.

At December 31, 2001 we maintained approximately 305 domestic and 45 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.

We own our airport at the Airborne Air Park, in Wilmington, Ohio. The airport currently consists of two runways, taxi-ways, aprons, buildings serving as aircraft and equipment maintenance facilities, sort facilities, storage facilities, a training center and both operations and administrative offices. In addition, we lease ten regional hub facilities located in Centralia, Washington; Fresno, California; Waco, Texas; Allentown, Pennsylvania; Orlando, Florida; South Bend, Indiana; Columbia, Missouri; Atlanta, Georgia; Providence, Rhode Island; and Roanoke, Virginia.

We believe our existing facilities are adequate to meet our current and reasonably foreseeable future needs.

ITEM 3.    LEGAL PROCEEDINGS

We are not involved in any legal proceedings that we believe will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM  5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol “ABF”. The following is a summary of the cash dividends paid and the high and low closing prices of our common stock as reported by the New York Stock Exchange for 2001 and 2000:

Quarter	High	Low	Dividend
2001:
Fourth	$14.97	$9.04	$.04
Third	14.20	8.25	.04
Second	11.80	8.54	.04
First	13.61	9.56	.04

2000:
Fourth	$10.94	$8.44	$.04
Third	19.31	10.19	.04
Second	22.94	18.38	.04
First	25.38	17.25	.04

On February 19, 2002, the closing price of Airborne’s common stock was $15.72 and there were 1,206 shareholders of record.

We are restricted from declaring or paying dividends on our common stock in excess of $2,000,000 during any calendar quarter under provisions of our bank revolving credit agreement.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	As of and for the years ended December 31
	2001	2000	1999	1998	1997
	(In thousands except per share data)
OPERATING RESULTS:
Revenues
Domestic	$2,850,798	$2,895,818	$2,772,782	$2,712,344	$2,514,737
International	360,291	380,132	366,342	361,440	397,672

Total	3,211,089	3,275,950	3,139,124	3,073,784	2,912,409
Operating Expenses	3,223,420	3,233,332	2,981,403	2,841,452	2,687,154

Earnings (Loss) From Operations	(12,331)	42,618	157,721	232,332	225,255
Other, Net	(16,573)	(19,392)	(10,333)	(10,747)	(27,790)

Earnings (Loss) Before Income Taxes	(28,904)	23,226	147,388	221,585	197,465
Income Tax Benefit (Expense)	9,446	(8,940)	(56,187)	(84,300)	(77,393)

Net Earnings (Loss) Before Change in Accounting	(19,458)	14,286	91,201	137,285	120,072
Cumulative Effect of Change in Accounting	—	14,206	—	—	—

Net Earnings (Loss) Available to Shareholders	$(19,458)	$28,492	$91,201	$137,285	$120,072

Net Earnings (Loss) Per Share:
Basic(1)	$(.40)	$.30	$1.88	$2.77	$2.68
Diluted(1)	$(.40)	$.30	$1.85	$2.72	$2.44

Dividends Per Share	$.16	$.16	$.16	$.16	$.15

Diluted Average Shares Outstanding	48,105	48,647	49,269	50,561	50,339

FINANCIAL STRUCTURE:
Property and Equipment, Net	$1,247,373	$1,324,345	$1,115,712	$1,010,721	$901,303
Total Assets	1,746,844	1,745,919	1,643,250	1,501,577	1,365,973
Long-term Debt	218,053	322,230	314,707	249,149	250,559
Shareholders’ Equity	834,216	862,855	858,207	769,152	670,915

NUMBER OF SHIPMENTS:
Domestic	322,960	322,493	316,391	316,590	297,032
International	6,285	6,558	7,038	6,451	5,699

Total	329,245	329,051	323,429	323,041	302,731

(1)
For 2000, net earnings per common share is shown exclusive of the cumulative effect of a change in accounting for major engine overhaul costs. Basic and diluted earnings per share inclusive of the change was $.59.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We made significant accomplishments during the year to improve our competitive position. Our achievements in 2001 included expanding our product line, focusing on yield management, reducing the level of our operating costs and enhancing financial liquidity. While these actions resulted in sequential quarterly progress in operating results, the impact of these initiatives was diluted by the economic recession and the negative impact on our business due to the September 11th terrorist attacks. As a result operating performance for the year was below results reported for 2000.

For 2001 we focused on expanding our product line with the intent of stimulating overall volume growth. Although we made progress throughout the year growing the deferred delivery products, including our new Ground Delivery Service (GDS), higher yielding express products declined as a result of the deteriorating economy. In response, we aggressively managed our cost structure to be more appropriate to the level of business we were generating.

We had a net loss in 2001 of $19.5 million or $.40 per diluted share, including non-recurring gains of $11.4 million or $.14 per share, after tax, from the sale of certain securities and FCC-licensed radio frequencies. Results of operations also included restructuring charges of $2.9 million or $.04 per share. Net earnings in 2000 were $28.5 million or $.59 per share, including a credit from a change in accounting for certain major engine overhaul costs. Net earnings before this change were $14.3 million, or $.30 per share. Net earnings in 1999 were $91.2 million or $1.88 per share.

The results for 2001 include $13 million or $.16 per share, after tax, in compensation provided to us under the Air Transportation Safety and System Stabilization Act (“Act”). The Act, authorized by Congress shortly after the September 11th terrorist attacks, provided compensation to eligible air carriers for certain direct losses associated with the closure of the national air system for a two-day period following the attacks and for incremental losses through December 31, 2001. The Act provided eligible cargo carriers compensation to the extent of the lesser of actual losses or a formula allocation based upon revenue ton-miles flown. Proceeds received under the Act totaled $8.8 million as of December 31, 2001. We anticipate receiving an additional $4.2 million of proceeds in 2002 for the remaining amount of compensation under the Act that we recognized in 2001. The Company estimates its net losses associated with the events of September 11 were approximately $19 million. The losses were primarily due to reduced revenues resulting from the two-day air system closure and subsequent extended slowdown of shipping activity.

The following table is an overview of our shipments, revenue and weight trends for the last three years:

	2001	2000	1999
Number of Shipments (in thousands):
Domestic
Overnight	170,314	185,419	186,346
Next Afternoon Service	52,016	54,213	56,201
Second Day Service	95,320	82,583	73,556
Ground Delivery Service	5,075	—	—
100 lbs. and Over	235	278	288

Total Domestic	322,960	322,493	316,391

International
Express	5,894	6,157	6,639
Freight	391	401	399

Total International	6,285	6,558	7,038

Total Shipments	329,245	329,051	323,429

Average Pounds Per Shipment:
Domestic	4.3	4.3	4.2
International	54.7	51.8	44.2
Average Revenue Per Pound:
Domestic	$2.02	$2.03	$2.03
International	$1.03	$1.10	$1.17
Average Revenue Per Shipment:
Domestic	$8.76	$8.92	$8.76
International	$57.33	$57.96	$52.05

Total revenues decreased 2.0% to $3.21 billion in 2001, compared to revenue growth of 4.4% in 2000 and 2.1% in 1999. Shipment volumes of 329.2 million in 2001 were flat compared to 329.1 million in 2000. Total shipments of 323.4 million were recorded in 1999.

We took actions in early 2001 to increase rates on both domestic and international services to seek to improve revenue per shipment. Further yield strategies included implementing a non-scheduled pick up fee and migrating from a flat rate to zone-based pricing. The implementation of this pricing structure has enhanced our ability to bundle service and product options, particularly as we rolled out ground service. In January 2002, we took additional fee actions and increased rates for most domestic and international services commensurate with rate hikes announced by other major carriers.

Domestic revenues decreased 1.6% to $2.85 billion in 2001, compared to domestic revenue growth of 4.4% in 2000 and 2.2% in 1999. Domestic shipments were 323.0 million in 2001 compared to 322.5 million in 2000 and 316.4 million in 1999. Average revenue per domestic shipment was $8.76 in 2001 compared to $8.92 in 2000 and $8.76 for 1999. The decline in total domestic revenues and domestic revenue per shipment was due to a higher percentage of total shipments being from lower-yielding deferred products.

Domestic revenues in 2001 and 2000 have been aided by fuel surcharges on revenues. In February 2000 a fuel surcharge on core products of 3% was implemented with an additional 1% added in October 2000. The resulting 4% fuel surcharge was in effect for the entire 2001 period. The fuel surcharge on the Ground Delivery Service product was 1.2%, effective since the product was introduced in April 2001. The fuel surcharge rates were reduced to 2.9% on core business and 1% on ground business effective January 2002. We continue to monitor fuel cost trends and will make changes to the surcharge as warranted. Fuel surcharge revenues totaled $94.0 million in 2001, compared to $77.6 million in 2000. Also included in domestic revenues are charter service revenues that totaled $21.1 million in 2001, $18.9 million in 2000 and $2.5 million in 1999.

In April 2001 we expanded our service portfolio by introducing GDS. The new product leverages our sort and linehaul infrastructure and is being marketed to a targeted customer base. GDS is an important growth initiative that offers us the opportunity not only to generate revenues from the deferred ground segment, where we have not previously participated, but also to leverage GDS with cross marketing of higher yielding core shipments. GDS has shown strong growth since its introduction, producing volumes of 3.2 million shipments in the fourth quarter of 2001 and 5.1 million shipments for all of 2001.

Core product shipment volumes have experienced disappointing trends over the last three years with relatively flat volumes in 2000 and 1999 and a decline of 5.8% in 2001. Our core products are Overnight Express, Next Afternoon Service (NAS) and Second Day Service (SDS) excluding airborne@home shipments. airborne@home shipments are classified with Second Day Service (SDS) volumes for statistical reporting purposes. Higher yielding Overnight Express shipments decreased 8.1% in 2001 compared to a decrease of .5% in 2000 and flat growth in 1999. The NAS product decreased 4.1%, 3.5% and 3.4% in 2001, 2000 and 1999, respectively. Core SDS shipment volumes declined 1.3% in 2001 and increased .5% in 2000 and 2.1% in 1999. The future growth and performance of our core products is key to improving our operating results. Continued declines in core products could have an adverse effect on revenues and future operating results.

Our airborne@home product, which was introduced in late 1999, totaled 22.7 million shipments in 2001 compared to 9.0 million shipments and 0.3 million shipments in 2000 and 1999, respectively. This service is intended to capture primarily business-to-consumer shipments from e-commerce and catalog fulfillment providers. airborne@home utilizes an arrangement with the U.S. Postal Service to provide final delivery of the product. We have been pleased with this product’s acceptance and growth since its inception.

International revenues decreased 5.2% in 2001 compared to increases of 3.8% and 1.4% in 2000 and 1999, respectively. Total international shipments decreased 4.2% in 2001 and 6.8% in 2000 and increased 9.1% in 1999. Our lower yielding international express shipments declined 4.3% in 2001 and 7.3% in 2000 and increased 10.3% in 1999. The higher yielding international freight shipments declined 2.5% in 2001, increased 0.5% in 2000 and declined 8.1% in 1999. International revenues and shipments were negatively impacted by the events of September 11, which not only suspended domestic flights but disrupted international operations for approximately two weeks. Costs have increased since the attacks as commercial airline capacity has been reduced resulting in higher linehaul costs coupled with additional security surcharges. The international segment loss was $3.1 million in 2001 and $7.3 million in 2000 compared to earnings of $1.1 million in 1999.

The cost reduction measures implemented during the year were instrumental in the progress we made in improving sequential quarterly operating performance during 2001. Measuring cost performance on a per shipment basis, operating expense per shipment was $9.79 in 2001 compared to $9.83 in 2000 and $9.22 in 1999. We aggressively managed our costs in 2001 through a number of cost cutting actions designed to improve operating results by adjusting our cost structure to the reduced volume levels we experienced in 2001. In addition to an announced reduction in force in June 2001, we further reduced labor hours through stringent management, resulting in a 3.9% improvement in productivity in 2001 compared to productivity declines of 0.9% and 2.5% in 2000 and 1999, respectively. As hours were reduced throughout 2001, productivity improved, with productivity in the fourth quarter of 2001 increasing 5.9% compared to the fourth quarter of 2000. We reduced or combined airline flight segments, resulting in fuel and maintenance cost savings. Discretionary expenses were also cut to achieve cost efficiencies. The decline in jet fuel prices and the reduction in fuel consumption also had a positive impact on operating expenses.

Transportation purchased as a percentage of revenues increased to 32.6% in 2001 as compared to 31.8% in 2000 and 30.8% in 1999. Total transportation purchased costs increased 0.4% in 2001 compared to 8.0% in 2000 and 2.3% in 1999. The increase in costs as a percentage of revenues was due, in part, to increased delivery costs paid to the U.S. Postal Service for higher volumes of airborne@home shipments. Pickup and delivery costs paid to independent contractors and surface linehaul costs also increased due to the higher volumes of deferred services. Offsetting these increases were lower commercial airline and offshore agent costs associated with fewer international shipments. International airline costs were negatively impacted due to additional security related costs charged by airlines on most lane segments.

Station and ground expense as a percentage of revenues was 33.3% in 2001 compared to 32.2% in 2000 and 31.1% in 1999. Total station and ground expense increased 1.2% in 2001 compared to increases of 8.1% and 6.6% for 2000 and 1999, respectively. The relatively low percentage increase in 2001 expense in comparison to 2000 or 1999 was a result of significant reductions in labor hours for domestic operations. The positive impact of the productivity improvements was offset by higher wage rates as well as medical and workers compensation related costs.

Flight operations and maintenance expense as a percentage of revenues was 17.4% in 2001 compared to 18.0% in 2000 and 16.4% in 1999. This category of expense benefited in 2001 from lower jet fuel prices and reduced fuel consumption compared to 2000. However, average jet fuel prices in 2001 were still substantially higher than 1999. The impact of lower fuel prices in 2001—compared to 2000 prices when applied to the 2001 consumption level—was a benefit of $17.0 million. However, the effect of higher 2001 fuel prices—compared to lower 1999 prices when applied to 2001 consumption levels—was a negative impact of $43.8 million in 2001. The average aviation fuel price, exclusive of fuel hedge settlements, was $.91 per gallon in 2001 compared to $1.02 per gallon in 2000 and $.64 per gallon in 1999. Aviation fuel consumption decreased 12.7% in 2001 to 160.8 million gallons compared to a 1.8% increase in consumption in 2000 over 1999. The decrease in consumption was primarily due to our efforts to reduce and combine certain flight segments to reduce costs beginning in the second quarter of 2001. Also, the placement of three 767 aircraft in service in 2001 allowed less fuel-efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service. The relatively high cost of fuel over the past three years has hampered our efforts to enter into fuel hedging contracts at acceptable price levels. While we may enter into contracts in the future, no fuel hedges were entered into during 2001 or 2000, nor were any fuel hedge contracts outstanding at December 31, 2001. We incurred settlement expense equivalent to approximately $.01 per gallon in 1999. Maintenance costs as a percentage of revenues were 6.2% in 2001 compared to 6.0% in 2000.

Effective January 1, 2000 we changed our method of accounting for major overhaul costs on DC-9 aircraft from the accrual method to the direct expense method where costs are expensed as incurred. Engine overhaul costs charged to expense as incurred in 2001 and 2000 and included in flight operations and maintenance were previously accrued in advance of the next scheduled overhaul and charged to the depreciation and amortization category. A $14.2 million non-cash credit, net of tax, was recorded in 2000 for this change.

General and administrative expense as a percentage of revenues increased to 8.3% in 2001 compared to 7.9% in 2000 and 7.6% in 1999. Total general and administrative costs increased 2.9% in 2001 compared to an increase of 7.5% in 2000 and a decline of 3.4% in 1999. Included in this expense category was a one-time charge of $2.9 million, recorded in the second quarter of 2001, for severance and restructuring costs associated with the reduction in force. These costs had been substantially paid as of December 31, 2001. We aggressively reduced costs in this category of expense in 2001 and continue to employ strong cost controls over labor and discretionary costs. These cost reduction efforts have helped to mitigate wage, employee health care and pension cost pressures.

Sales and marketing expenses as a percentage of revenues increased to 2.8% in 2001 compared to 2.5% in 2000 and 1999. This increase was due in part to specific actions taken to improve our selling effectiveness, which included increasing our sales personnel and as well as expanding marketing efforts to attract new business.

Employee health care, pension and insurance related costs are expected to increase in 2002 at a rate in excess of revenue and shipment growth. Employee health care costs have been and are expected to continue to increase at a double-digit rate. Cost for our pension plans will increase due to lower investment returns that have negatively impacted the value of plan assets. Insurance costs, including workers compensation, are anticipated to increase due to higher premiums resulting primarily from a tighter insurance market. These costs are anticipated to increase between $30 and $40 million in 2002. The impact of these increases will primarily affect station and ground, flight operations and maintenance, and general and administrative expense categories.

Depreciation and amortization expense totaled 6.5% of revenues in 2001 compared to 6.3% and 6.7% in 2000 and 1999, respectively. Depreciation and amortization expense increased 0.9% in 2001, decreased 1.4% in 2000 and increased 13.5% in 1999. The decrease in expense in 2000 was due primarily to the effect of the change in accounting for engine overhauls discussed above. This category of expense also includes impairment charges of $5.0 million and $4.0 million in 2001 and 2000, respectively, on DC-8 aircraft that were removed from service. We anticipate depreciation expense in 2002 in the range of $190 million to $195 million compared to $208 million and $206 million in 2001 and 2000, respectively. This decline in depreciation expense is due to the relatively lower levels of capital expenditures made in 2001 and anticipated in 2002, coupled with the timing of certain aircraft assets becoming fully depreciated.

Interest expense decreased in 2001 compared to 2000 due to lower levels of average outstanding debt borrowings. Interest capitalized in 2001 of $2.4 million was related to the acquisition and modification of 767 aircraft and compares to capitalized interest of $6.8 million in 2000 and $4.0 million in 1999. We anticipate 2002 capitalized interest levels will be comparable to 2001. The lower level of average borrowings was due, in part, to decreased bank borrowings that occurred as a result of the securitization of $200 million of accounts receivable under a facility that was implemented in December 2000. This borrowing decrease was partially offset by additional capital lease and loan obligations incurred in August 2001 to secure financing on five 767 aircraft.

Discounts on the sales of receivables associated with recording the obligation to fund the purchaser’s costs under our accounts receivable securitization facility were $9.3 million in 2001 compared to $0.1 million in 2000. Because of the sales recognition treatment associated with these securitization transactions, the cost is recorded separate from interest expense.

Included in other income were non-recurring gains of $9.3 million from the sale of FCC-licensed radio frequencies. We are in the process of converting from voice to digital pickup and delivery communications technology, which has allowed us to sell these licensed frequencies. Gains from the sale of remaining frequencies are not anticipated to be significant. Additionally, non-recurring gains from the sale of all of our shares of Equant N.V. resulted in other income of $2.1 million in 2001 and $4.6 million in 1999. These shares were acquired through our participation in SITA, a cooperative of major airline companies, which primarily provides data communication services to the air transport industry. In 2000, we recorded a $1.9 million non-recurring gain from the sale of securities of Metropolitan Life. We, as policyholder, received these securities when the insurance company demutualized.

Our effective tax benefit rate of 32.7% for 2001 compared to an effective tax provision rate on earnings from continuing operations of 38.5% in 2000 and 38.1% in 1999. The lower tax benefit rate incurred in 2001, compared to the tax provision rate recorded in 2000 and 1999, was a result of the provision impact of non-deductible expenses and state income taxes in relation to the level of losses in 2001 as well as earnings in 2000 and 1999.

The U.S. and global economies will continue to have an impact on our operating results in 2002 and beyond. The current lack of certainty regarding economic growth has caused us to expect continued pressure on shipment and revenue growth, particularly in our higher yielding overnight express product. While we continue to aggressively manage costs, it will be difficult to reduce costs to the extent achieved during 2001. As discussed above, additional increases in employee health care, pension, and insurance related costs are anticipated in 2002. We believe our actions have substantially reduced our cost structure and have positioned us to improve shipment and revenue growth, especially when the economy rebounds.

Financial Condition

Our financial objectives for 2001 included increasing our liquidity sources and cash reserves and implementing an operational plan that would maintain liquidity. We achieved these objectives by optimizing our assets to meet business needs and by stringently managing capital expenditures. Through the re-negotiation of terms of our bank line of credit, an increase in our accounts receivable securitization facility, and the secured financing of five aircraft, we maintained existing liquidity while generating new liquidity sources.

Capital expenditures and financing associated with those expenditures are significant factors that affected our financial condition over each of the last three years. Capital spending was reduced significantly in 2001 in comparison to 2000 and 1999 due to efforts to reduce spending to a level below the level of cash flow generated from operations. Total capital expenditures, net of dispositions, were $126 million in 2001 compared to $368 million in 2000 and $293 million in 1999.

A significant portion of capital expenditures relates to the acquisition and modification of aircraft and related flight equipment. We have continued our program to acquire and deploy Boeing 767 aircraft, which provide a higher level of operating efficiency than the DC-8 aircraft. We acquired one additional 767 aircraft in 2001 after acquiring nine 767s in 2000. At the end of 2001, we had 118 aircraft in service, consisting of 20 767s, 24 DC-8s and 74 DC-9s. Other capital expenditures in 2001 included replacement vehicles, facilities and package handling equipment, leasehold improvements for new or expanded facilities, computer equipment and software.

The level of capital spending for 2002 is anticipated to increase up to approximately $175 million, primarily as a result of committed aircraft acquisitions and technology investments. We anticipate taking delivery of up to three additional 767 aircraft in 2002, making additional investments in vehicles and facility expansion for pickup and delivery communication technology, and incurring other capital expenditures that maintain or enhance service. Growth of the new ground product is not anticipated to require significant additional capital expenditures in 2002 since it is designed to leverage our existing sort, linehaul and pickup and delivery infrastructure. We may add two to three additional regional hubs to augment this service, but these will be leased facilities and will not require significant capital investment.

As we place additional 767 aircraft into service over the next few years, we may remove additional DC-8 aircraft from service depending on factors such as overall capacity requirements and the need for aircraft in our charter operations. During 2001, we removed six DC-8 aircraft from service.

We have commitments to acquire ten additional 767 aircraft, three in 2002, four in 2003 and three in 2004. We may initiate negotiations to defer these deliveries, but there is no assurance that any deferrals will be achieved.

Liquidity and Capital Resources

Our operating cash flow is a major source of our liquidity. Cash provided by operating activities was approximately $237 million in 2001 compared to $264 million in 2000 and $259 million in 1999. Additional liquidity of $50 million in 2001 and $150 million in 2000 was generated from advances under a receivable securitization facility. In 2001, liquidity was also provided from secured aircraft financing that generated $102.8 million. These sources of cash, net of investing and financing activities, resulted in a cash and cash equivalent balance of $201.5 million as of December 31, 2001 compared to $40.4 million as of December 31, 2000.

In June 2001, we completed a renegotiation of our $275 million revolving credit agreement. AEI and ABX are the borrowers under the facility, which is guaranteed by us and our direct and indirect domestic operating subsidiaries. The renegotiated facility, which expires in June 2004, is collateralized by a substantial majority of our assets, reduces borrowing capacity by the amount of outstanding letters of credit and contains a number of restrictive covenants, including restrictions on our ability to incur liens and indebtedness, limitations on our ability to make capital expenditures and requirements that we maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization), leverage ratio, debt service coverage ratio and level of liquidity and related fixed charge coverage ratio. At December 31, 2001 we had eligible collateral in the borrowing base to support approximately $133.7 million of borrowings and we had letter of credit commitments of $99.7 million, thus resulting in $34.0 million in available borrowing capacity as of such date. As of December 31, 2001, we had sufficient assets available to add to the borrowing base to support the full $275 million commitment. No borrowings were outstanding under the agreement as of the end of the year and we were in compliance with all restrictive covenants.

Our accounts receivable securitization facility was amended in July 2001 providing for a maximum of $250 million in proceeds from the sale of eligible receivables. The facility is for a three-year term expiring June 2004. The facility is accounted for as a sale of assets and, accordingly, receivables sold and the amounts outstanding under the facility are not reflected on the consolidated balance sheet. At December 31, 2001, we had received $200 million of sales proceeds under the facility with eligible receivables to support a maximum of $232.5 million.

In August 2001, we completed secured financings on five 767 aircraft and received proceeds of $102.8 million. Two of the aircraft were sold and subsequently leased back. As the related lease was classified as a capital lease, both aircraft and the related capital lease payable were recorded on our consolidated balance sheet. The remaining three aircraft were sold to a majority-owned and consolidated subsidiary, which raised $60.0 million in financing collateralized by the aircraft and $2.8 million in third party equity financing. The financings have an initial term of 10 years with options to extend for an additional six years.

Our ratio of long-term debt to total capitalization was 18.2% at December 31, 2001, compared to 24.6% at December 31, 2000. The lower ratio at the end of 2001 is primarily due to the reclassification of $100 million of senior notes maturing in December 2002 to current liabilities. Our ratio of long-term debt to total capitalization, including the amounts outstanding under the accounts receivable securitization, was 30.0% and 32.3% at December 31, 2001 and 2000, respectively.

In our opinion, existing cash and cash equivalents coupled with anticipated cash flow from operations and available capacity under the accounts receivable securitization facility and bank credit agreement should provide adequate flexibility for financing capital expenditures and funding debt maturities scheduled in 2002.

While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2002, certain circumstances could arise that would materially affect liquidity. Cash flows from operations could be affected by deterioration in core shipment volumes caused by a prolonged recession or a further slowdown in the economy, further terrorist attacks, or our inability to successfully implement sales growth initiatives in a cost effective manner. Operating results could also be negatively impacted by prolonged labor disputes or changes in our cost structure from areas such as a significant rise in fuel prices. Weakening operating performance also could result in our inability to remain in compliance with financial covenants contained in our revolving credit and accounts receivable securitization agreements, thereby reducing liquidity sources and potentially requiring the use of cash collateral to support outstanding letters of credit. Lower revenues could also cause amounts currently drawn under the securitization facility to be reduced.

Disclosures About Contractual Obligations and Commercial Commitments

Information regarding contractual obligations and commercial commitments is as follows (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$282,393	$104,884	$10,951	$112,614	$53,944
Capital Lease Obligations	43,070	2,526	5,685	6,618	28,241
Operating Leases	381,701	83,052	136,678	80,513	81,458
Unconditional Purchase Obligations	191,055	60,055	131,000	—	—

Total Contractual Cash Obligations	$898,219	$250,517	$284,314	$199,745	$163,643

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby Letters of Credit	$99,669	$—	$99,669	$—	$—
Surety Bonds	38,398	$—	—	$—	38,398

Total Commercial Commitments	$138,067	$—	$99,669	$—	$38,398

Inflation

The rate of inflation has been relatively constant over the past several years, and so has its impact on our results of operations and financial condition. The effects of inflation have been considered in management’s discussion where considered pertinent.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in the Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to bad debts, self-insurance reserves, valuation of spare-parts inventory, impairments of property and equipment, income taxes and contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We continually evaluate the fair value of our property and equipment. When an asset is considered impaired, as has been the case with certain DC-8 aircraft that have been removed from service recently, the asset is adjusted to its fair value. Changes in the estimated useful lives of certain assets resulting from excess capacity or changes in regulations grounding the use of our aircraft could require significant impairment losses to be recorded.

We value spare parts inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence. An inventory reserve is maintained based upon estimates of spare part utilization by aircraft type. Should actual parts usage be affected by conditions that are less favorable than those projected by management, revisions to the estimated inventory reserve may be required.

We have not recorded a valuation allowance to reduce our deferred tax assets, as we believe it is more likely than not that the deferred tax asset will be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Self-insurance reserves for workers compensation, automobile, and general liability are based upon historical data and recent claim trends. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our annual results of operations.

As described more fully in the notes to the consolidated financial statements, we are involved in legal matters that have a degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcome of those matters will not differ materially from our assessment of them. There can also be no assurance that we know all matters that may be brought against us or that we may bring against other parties to us at any point in time.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS Nos. 141 or 142 will have a significant impact on the financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The Company does not believe that the adoption of SFAS No. 143, which is effective for companies with fiscal years beginning after June 15, 2002, will have a significant impact on the financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of”, and portions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 requires the use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of discontinued operations. The Company does not believe that the adoption of SFAS No. 144, which is effective for companies with fiscal years beginning after December 15, 2001, will have a significant impact on the financial position or results of operations.

Forward Looking Statements

Statements contained herein and in other parts of this report, which are not historical facts, are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described above in “Risk Factors.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include interest rate, fuel price and foreign exchange risks. The following is a description of these risks and a discussion of our exposure to changes in market rates and prices and related effects on fair values, earnings and cash flows.

Interest Rate Risk

As described in Note G to the consolidated financial statements, we have various debt instruments, including debt issued at fixed and variable rates of interest. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. As of December 31, 2001 and 2000, we had approximately $250.6 million and $234.5 million of fixed interest rate exposure and $74.9 million and $88.2 million of variable interest rate exposure, respectively.

Variable interest rate risk can be quantified by estimating the increase in annual cash flows resulting from a hypothetical 20% increase in interest rates. As of December 31, 2001, a 20% increase in interest rates would have resulted in an increase in interest expense of approximately $1 million for the year ended December 31, 2001.

Fixed interest rate risk can be quantified by estimating the decrease in fair value of our long-term debt through a hypothetical 20% increase in interest rates. As of December 31, 2001, a 20% increase in interest rates would have decreased fair value of our long-term debt by approximately $5.7 million. The underlying fair value before performing the hypothetical calculation was estimated principally from quoted market prices for the same securities.

We use an interest rate swap to manage the exposure to future cash flow changes related to our floating interest rate debt. This swap was entered into concurrently with the issuance of the debt that it was intended to modify. The notional amount, interest payment, and maturity dates of the swap match the terms of the associated debt.

The fair value of the interest rate swap at December 31, 2001 was approximately $1.0 million. The potential decrease in fair value resulting from a hypothetical 20% shift downward in interest rates would be approximately $2.8 million. This sensitivity analysis assumes a parallel shift in the yield curve. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. No interest rate swaps were outstanding as of December 31, 2000.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating costs in currencies other than the US Dollar. We currently use forward contracts to hedge Yen cash flow currency exposures. As of December 31, 2001, the net fair value of the $1 million notional forward contracts was approximately $.1 million. The potential loss in fair value on these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would not be significant.

We do not believe movements in the foreign currencies in which we transact will significantly affect future pretax earnings.

Jet Fuel Price Risk

We are dependent on jet fuel to operate our fleet of aircraft, and our earnings are impacted by changes in jet fuel prices. For the year ended December 31, 2001, we consumed 160.8 million gallons of jet fuel at an average price of $.91 per gallon.

Jet fuel price sensitivity can be quantified by estimating the decrease in earnings as a result of a uniform increase in average jet fuel prices applied against consumption. If jet fuel prices had increased 10%, fuel costs for the year ended December 31, 2001 would have increased approximately $14.6 million. We historically have implemented temporary fuel surcharges to mitigate the earnings impact of unusually high fuel prices and thus, the increase in costs shown above resulting from a 10% increase in the price of fuel may not affect net earnings in an equal amount. While we do have a fuel hedging program and have utilized fuel hedging contracts in previous periods, we did not have contracts in place during 2001. We may enter into contracts in future periods depending on pricing and market conditions.

We do not use derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT ON MANAGEMENT’S
RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Airborne, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The consolidated financial statements have been prepared by the management of Airborne in accordance with accounting principles generally accepted in the United States of America using management’s best estimates and judgment where necessary. Financial information appearing throughout this annual report is consistent with that in the consolidated financial statements.

To help fulfill its responsibility, management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that transactions are executed in accordance with management’s authorizations and are reflected accurately in Airborne’s records. The concept of reasonable assurance is based on the recognition that the cost of maintaining a system of internal accounting controls should not exceed benefits expected to be derived from the system. We believe that our long-standing emphasis on the highest standards of conduct and ethics set forth in comprehensive written policies serves to reinforce our system of internal controls.

Deloitte & Touche LLP, independent auditors, audited the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America to independently assess the fair presentation of Airborne’s financial position, results of operations and cash flows.

The Audit Committee of Airborne’s board of directors, composed entirely of outside directors, oversees the fulfillment by management of its responsibilities over financial controls and the preparation of financial statements. The Audit Committee meets with the independent auditors during the year to review audit plans and audit results. This provides the auditors direct access to the board of directors.

Management recognizes its responsibility to conduct the business of Airborne in accordance with high ethical standards. This responsibility is reflected in key policy statements that, among other things, address potentially conflicting outside business interests of Airborne’s employees and specify proper conduct of business activities. Ongoing communications and review programs are designed to help ensure compliance with these policies.

/s/ CARL D. DONAWAY	/s/ LANNY H. MICHAEL
Carl D. Donaway	Lanny H. Michael
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Airborne, Inc. and Subsidiaries
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Airborne, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, the Company changed its method of accounting for major engine overhaul costs on DC-9 aircraft effective January 1, 2000.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
February 22, 2002 (March 15, 2002 as to Note R)
Seattle, Washington

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2001	2000	1999
	(In thousands except per share data)
REVENUES:
Domestic	$2,850,798	$2,895,818	$2,772,782
International	360,291	380,132	366,342

	3,211,089	3,275,950	3,139,124
OPERATING EXPENSES:
Transportation purchased	1,046,954	1,042,541	965,722
Station and ground operations	1,067,764	1,055,142	975,669
Flight operations and maintenance	557,412	588,582	513,337
General and administrative	265,545	258,149	240,089
Sales and marketing	90,390	82,512	77,196
Depreciation and amortization	208,355	206,406	209,390
Federal legislation compensation	(13,000)	—	—

	3,223,420	3,233,332	2,981,403

EARNINGS (LOSS) FROM OPERATIONS	(12,331)	42,618	157,721

OTHER INCOME (EXPENSE):
Interest, net	(19,868)	(23,425)	(17,262)
Discount on sales of receivables	(9,293)	(96)	—
Other	12,588	4,129	6,929

EARNINGS (LOSS) BEFORE INCOME TAXES	(28,904)	23,226	147,388

INCOME TAX BENEFIT (EXPENSE)	9,446	(8,940)	(56,187)

NET EARNINGS (LOSS) BEFORE CHANGE IN ACCOUNTING	(19,458)	14,286	91,201

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	—	14,206	—

NET EARNINGS (LOSS)	$(19,458)	$28,492	$91,201

EARNINGS (LOSS) PER SHARE:
BASIC-
Before change in accounting	$(.40)	$.30	$1.88
Cumulative effect of change in accounting	—	.29	—

Earnings (loss) per basic share	$(.40)	$.59	$1.88

DILUTED-
Before change in accounting	$(.40)	$.30	$1.85
Cumulative effect of change in accounting	—	.29	—

Earnings (loss) per diluted share	$(.40)	$.59	$1.85

DIVIDENDS PER SHARE	$.16	$.16	$.16

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,500	$40,390
Accounts receivable, less allowance of $11,509 and $10,290	126,040	218,685
Spare parts and fuel inventory	38,413	43,231
Refundable income taxes	27,161	21,595
Deferred income tax assets	30,572	28,839
Prepaid expenses and other	28,021	20,809

TOTAL CURRENT ASSETS	451,707	373,549

PROPERTY AND EQUIPMENT, NET	1,247,373	1,324,345
EQUIPMENT DEPOSITS AND OTHER ASSETS	47,764	48,025

TOTAL ASSETS	$1,746,844	$1,745,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141,873	$180,623
Salaries, wages and related taxes	75,458	71,179
Accrued expenses	145,997	83,518
Current portion of debt	107,410	477

TOTAL CURRENT LIABILITIES	470,738	335,797

LONG-TERM DEBT	218,053	322,230
DEFERRED INCOME TAX LIABILITIES	143,526	125,444
POST RETIREMENT LIABILITIES	39,423	62,360
OTHER LIABILITIES	40,888	37,233
COMMITMENTS AND CONTINGENCIES (Note H)
SHAREHOLDERS’ EQUITY:
Preferred stock, without par value—
Authorized 6,000,000 shares, no shares issued
Common stock, par value $1 per share—
Authorized 120,000,000 shares, issued 51,375,711 and 51,279,651	51,376	51,280
Additional paid-in capital	304,984	303,885
Retained earnings	540,544	567,700
Accumulated other comprehensive income	(2,820)	(136)

	894,084	922,729
Treasury stock, 3,240,526 and 3,244,526 shares, at cost	(59,868)	(59,874)

	834,216	862,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,746,844	$1,745,919

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2001	2000	1999
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(19,458)	$28,492	$91,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	208,355	206,406	188,955
Deferred income taxes	16,348	20,679	6,889
Postretirement obligations	24,054	15,808	15,197
Cumulative effect of change in accounting	—	(14,206)	—
Provision for aircraft engine overhauls	—	—	20,435
Other	(7,571)	5,833	529

CASH PROVIDED BY OPERATIONS	221,728	263,012	323,206

Change in:
Proceeds from receivable securitization facility	50,000	150,000	—
Receivables	42,645	(29,641)	(15,866)
Inventories and prepaid expenses	(2,394)	4,679	(3,296)
Refundable income taxes	(5,566)	(19,916)	(1,679)
Accounts payable	(38,750)	38,536	(10,913)
Accrued expenses, salaries and taxes payable	19,767	7,384	(32,534)

NET CASH PROVIDED BY OPERATING ACTIVITIES	287,430	414,054	258,918

INVESTING ACTIVITIES:
Additions to property and equipment	(127,109)	(372,575)	(294,319)
Disposition of property and equipment	1,369	4,713	1,693
Proceeds from sale of securities	2,117	1,913	4,603
Proceeds from sale of radio frequencies	9,295	—	—
Expenditures for engine overhauls	—	—	(18,735)
Other	(4,240)	(16,794)	(5,453)

NET CASH USED BY INVESTING ACTIVITIES	(118,568)	(382,743)	(312,211)

FINANCING ACTIVITIES:
Proceeds (payments) on bank notes, net	(103,000)	8,000	66,000
Issuance of aircraft loan	61,975	—	—
Proceeds from sale-leaseback of aircraft	40,800	—	—
Principal payments on debt	(2,627)	(442)	(410)
Issuance of debt	1,597	—	—
Exercise of stock options	1,201	1,259	5,480
Dividends paid	(7,698)	(7,754)	(7,778)
Repurchase of common stock	—	(20,662)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(7,752)	(19,599)	63,292

NET INCREASE IN CASH	161,110	11,712	9,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,390	28,678	18,679

CASH AND CASH EQUIVALENTS AT END OF YEAR	$201,500	$40,390	$28,678

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year—
Interest, net of amount capitalized	$21,091	$24,066	$17,429
Income taxes paid(refunded)	(22,307)	10,604	53,628
Non-cash financing activities—
Capital lease transactions	3,361	—	—
Contribution of treasury stock to profit sharing plans	—	4,367	—

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In thousands)
BALANCE AT JANUARY 1, 1999	$50,819	$293,629	$463,539	$766	$(39,601)	$769,152
Comprehensive income:
Net earnings			91,201			91,201
Other comprehensive income, net of tax—
Unrealized securities gains				29		29
Foreign currency translation adjustments				123		123

Total comprehensive income	—	—	91,201	152	—	91,353
Common stock dividends paid			(7,778)			(7,778)
Exercise of stock options	357	5,113			10	5,480

BALANCE AT DECEMBER 31, 1999	$51,176	$298,742	$546,962	$918	$(39,591)	$858,207

Comprehensive income:
Net earnings			28,492			28,492
Other comprehensive income, net of tax—
Unrealized securities losses				(769)		(769)
Foreign currency translation adjustments				(285)		(285)

Total comprehensive income	—	—	28,492	(1,054)	—	27,438
Common stock dividends paid			(7,754)			(7,754)
Repurchase of common stock					(20,662)	(20,662)
Exercise of stock options	104	1,155				1,259
Contribution of treasury stock to profit sharing plans		3,988			379	4,367

BALANCE AT DECEMBER 31, 2000	$51,280	$303,885	$567,700	$(136)	$(59,874)	$862,855

Comprehensive income:
Net loss			(19,458)			(19,458)
Other comprehensive income, net of tax—
Unrealized securities losses				(379)		(379)
Foreign currency translation adjustments				(384)		(384)
Unrealized Interest rate swap gains				626		626
Additional minimum pension liabilities				(2,547)		(2,547)

Total comprehensive income	—	—	(19,458)	(2,684)	—	(22,142)
Common stock dividends paid			(7,698)			(7,698)
Exercise of stock options	96	1,099			6	1,201

BALANCE AT DECEMBER 31, 2001	$51,376	$304,984	$540,544	$(2,820)	$(59,868)	$834,216

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization

Effective December 2000, the Company reorganized its corporate structure through the creation of a new holding company, Airborne, Inc. (the “Company”). Pursuant to a reorganization agreement, Airborne Express, Inc., (formerly Airborne Freight Corporation), ABX Air, Inc., and Sky Courier, Inc. (formerly Airborne Forwarding Corporation) became wholly-owned subsidiaries of Airborne, Inc. Holders of outstanding Airborne Freight Corporation common shares, $1.00 par value, automatically became holders of Airborne, Inc. common shares at the same par value.

Nature of Operations

The Company’s revenues are primarily derived from domestic and international transportation of shipments. The Company provides door-to-door express and deferred delivery of small packages and documents throughout the United States and to most foreign countries. The Company also acts as an international and domestic freight forwarder for shipments of any size. Most domestic shipments are transported on the Company’s own airline and a fleet of ground transportation vehicles through its Company-owned airport and central sorting facilities, or one of ten regional hubs. International shipments are transported utilizing a combination of the Company’s domestic network, commercial airline lift capacity, and a network of offshore Company offices and independent agents.

As of December 31, 2001, the Company had approximately 10,000 employees (44% of total employees), including approximately 800 pilots, employed under collective bargaining agreements with various locals of the International Brotherhood of Teamsters and Warehousemen. The pilots are covered by an agreement that became amendable on July 31, 2001. Most labor agreements covering the Company’s ground personnel expire in either 2003 or 2004. Although the Company has not experienced any significant disruptions from labor disputes in the past, there can be no assurance that disputes will not arise in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned aircraft finance subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for bad debts, self-insurance reserves, spare-parts inventory, impairments of property and equipment, income taxes and contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of December 31, 2001, $127,968,000 of cash and cash equivalents included on the consolidated balance sheets were held in the form of short term commercial paper investments or money market funds. There were no cash equivalents as of December 31, 2000.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. Cash and cash equivalents shown on the consolidated balance sheet includes balances in other accounts prior to being transferred to the primary disbursement accounts. Uncleared checks of $25,531,000 and $51,738,000 are included in accounts payable at December 31, 2001 and 2000, respectively.

Spare Parts and Fuel Inventory

Spare parts are stated at average cost and fuel inventory is stated at cost on a first-in, first-out basis.

Property and Equipment

Property and equipment is stated at cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the accounts with any related gain or loss reflected in earnings from operations.

For financial reporting purposes, depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term as follows:

Flight equipment	5 to 18 years
Buildings, runways, and leasehold improvements	5 to 40 years
Package handling and ground support equipment	3 to 10 years
Vehicles and other equipment	3 to 8 years

DC-8 and DC-9 aircraft generally carry residual values of 10% and 15% of asset cost, respectively. All other property and equipment have no assigned residual values.

Residual values on aircraft that are removed from service are adjusted to fair value in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. When an aircraft is removed from service and considered impaired, as has been the case with certain DC-8 aircraft removed in 2001 and 2000, the assets residual value is adjusted to its fair value, which is the equivalent of an estimated parts value. Fair value adjustment charges of $5,008,000 in 2001 and $3,956,000 in 2000 were included in depreciation and amortization expense.

Major engine overhauls as well as ordinary engine maintenance and repairs for DC-8 and 767 aircraft are performed by third-party service providers under long-term contracts. In July 2001, a third party service provider began performing major engine overhauls on the Company’s DC-9 aircraft. Service costs under the contracts are based upon hourly rates for engine usage and are charged to expense in the period utilization occurs. From January 2000 to June 2001 DC-9 engine overhauls costs were expensed as incurred. Prior to 2000, as discussed in “Change in Accounting” below, the Company provided accruals for costs in advance of the next scheduled overhaul. The provision for engine overhauls was included in depreciation and amortization expense in 1999.

Capitalized Interest

Interest incurred during the construction period of certain facilities and on aircraft purchase and modification costs is capitalized until the date the asset is placed in service as an additional cost of the asset. Capitalized interest was $2,377,000, $6,770,000 and $3,969,000 for 2001, 2000 and 1999, respectively.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

The Company believes that it is more likely than not that certain deferred tax assets will be realized from future income. Accordingly, no valuation allowance has been provided as of December 31, 2001.

Fuel Contracts

The Company has, in the past, utilized fuel contract hedges with financial institutions to limit its exposure to volatility in jet fuel prices. Under terms of the contracts, the Company either made or received payments if the market price of heating oil, as determined by an index of the monthly NYMEX Heating Oil futures contracts, was lower than or exceeded certain prices agreed to between the Company and the financial institutions. Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” settlements were made in cash and recorded in the period of settlement as either an increase or decrease to fuel expense.

The Company had no fuel contract hedges outstanding at December 31, 2001 and 2000. There were no settlement payments made on fuel contract hedges during 2001 or 2000. Settlement payments of $1,886,000 were made during 1999. The Company may enter into fuel contract hedges in future periods depending on pricing and market conditions.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income which includes changes in equity arising during the period from holding available for sale marketable securities, from foreign currency translation adjustments and interest rate swaps and from recording additional minimum pension liabilities.

Revenue Recognition

Revenues are recognized when shipments are delivered to the customer. For shipments in transit, direct costs are deferred and recognized upon delivery.

Foreign Currency Instruments and Interest Rate Swap Agreements

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, which was amended by SFAS No. 138. This pronouncement, as amended, requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The pronouncement also establishes criteria for a derivative to qualify as a hedge for accounting purposes. Changes in fair value of derivatives designated as hedges of forecasted transactions will be deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transaction occurs and is recognized in earnings. In addition, all derivatives used in hedge relationships must be designated, reassessed and documented pursuant to provisions of SFAS No. 133.

The Company utilizes forward foreign exchange contracts to manage the risk associated with currency fluctuations on certain receivables and payables denominated in Japanese yen. The contracts are for terms

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with the settlement of underlying transactions, which are generally three months or less. Changes in the contract values on these cash flow hedges and the changes in fair values of the underlying hedged receivable or payable are recognized currently in earnings. The Company had $1,014,000 and $2,308,000 in notional forward contracts outstanding with unrealized losses recorded of $52,000 and $77,000 as of December 31, 2001 and 2000, respectively.

The Company entered into an interest rate swap agreement in 2001 to manage its exposure to interest rate movements by effectively converting debt incurred on certain aircraft financings from variable to fixed rates. Maturity dates, interest rate reset dates, and notional amounts of the interest rate swap match those of the underlying debt. The differential between the variable and fixed rates to be paid or received is accrued as interest rates change and recorded as an adjustment to interest expense. The notional principal amount of the interest rate swap was $58,923,000 as of December 31, 2001.

The fair value of the interest rate swap agreement and the amount of hedging gains deferred on the interest rate swap was $1,019,000 at December 31, 2001. Changes in fair value of the interest rate swap is reported, net of related income taxes, in accumulated other comprehensive income. This amount is reclassified into interest expense as a yield adjustment in the same period in which the related interest on the aircraft financings affects earnings. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements of operations. Incremental interest expense incurred as a result of the interest rate swap was $166,000 in 2001. Based on the current expectations for interest rates, we expect approximately $1,400,000 to be reclassified to interest expense during 2002.

Change in Accounting

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

The cumulative effect of this change in accounting resulted in a non-cash credit in 2000 of $14,206,000 net of taxes, or $.29 per diluted share. Excluding the cumulative effect, this change increased net earnings for 2000 by approximately $3,687,000, net of tax or $.08 per diluted share. If the accounting change had been retroactively applied, net earnings and earnings per diluted share would have been $94,828,000 or $1.92 per diluted share for 1999 compared to reported amounts of $91,201,000 or $1.85 per share.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS Nos. 141 or 142 will have a significant impact on the financial position or results of operations.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The Company does not believe that the adoption of SFAS No. 143, which is effective for companies with fiscal years beginning after June 15, 2002, will have a significant impact on the financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of”, and portions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 requires the use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of discontinued operations. The Company does not believe that the adoption of SFAS No. 144, which is effective for companies with fiscal years beginning after December 15, 2001, will have a significant impact on the financial position or results of operations.

Reclassifications

Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the classification used in 2001.

NOTE B—FAIR VALUE INFORMATION

The carrying amounts and related fair values of the Company’s financial instruments are as follows (in thousands):

	December 31
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities	$15,441	$15,441	$18,747	$18,747
Long-term debt	282,393	278,001	322,707	306,078
Derivatives:
Interest rate swap	1,019	1,019	—	—
Foreign exchange contracts	(52)	(52)	(77)	(77)

Marketable securities consist primarily of commingled investment funds that may be used for funding non-qualified pension plan obligations. These securities are considered available-for-sale securities for financial reporting purposes and are classified with equipment deposits and other assets on the consolidated balance sheets. Fair value for these investments is based on quoted market prices for the securities underlying the investment funds or the same securities. Unrealized losses on these securities, which are included in other comprehensive income, were $616,000 and $1,248,000 for 2001 and 2000, respectively. Unrealized gains on these securities were $47,000 for 1999. Realized gains recognized in 2001, 2000 and 1999 were $197,000, $1,117,000 and $1,268,000, respectively.

Discussion regarding the fair value of the Company’s long-term debt and interest rate swap is disclosed in the respective notes to the consolidated financial statements. Fair value of the Company’ interest rate swap is

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the current LIBOR interest rate swap yield curve. Fair value for the Company’s forward foreign exchange contracts is based on the estimated amount at which the contracts could be settled based upon forward market exchange rates. Carrying amounts for cash, trade accounts receivable and current liabilities approximate fair value.

NOTE C—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31
	2001	2000

Retained interest in securitized accounts receivable:
Securitized trade accounts receivable	$306,497	$340,838
Less: Proceeds from sale of undivided interest in receivables	(200,000)	(150,000)
Less: Allowance for doubtful accounts	(9,220)	(8,610)

Retained interest in securitized accounts receivable, net	97,277	182,228
Other accounts receivable:
Other trade accounts receivable	31,052	38,137
Less: Allowance for doubtful accounts	(2,289)	(1,680)

Other trade accounts receivable, net	28,763	36,457

Accounts receivable on consolidated balance sheets	$126,040	$218,685

The Company entered into an agreement with a financial institution in December 2000 to finance the sale, on a continuous basis, of an undivided interest in all eligible U.S. trade accounts receivables through an accounts receivable securitization facility. This financing agreement is accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

To facilitate the sales, the Company formed Airborne Credit, Inc. (“ACI”), a wholly-owned, special purpose, bankruptcy remote subsidiary consolidated by the Company. The Company transfers substantially all of its U.S. trade account receivables to ACI, whose sole purpose, in turn, is to sell an undivided interest in receivables to an unrelated third party and receive proceeds of up to $250,000,000. The facility is for a three year term expiring June 2004. The Company retains the servicing of the receivables transferred to ACI. At December 31, 2001, the Company had eligible receivables to support a maximum of $232,500,000 in sales proceeds.

To the extent that customers default on the receivables, losses will first reduce the Company’s retained interest in the receivables prior to reducing the interests sold through the facility. Any increase in actual defaults above the recorded amount of allowance for doubtful accounts would decrease the value of the Company’s retained interest.

Upon the sale of the undivided interest in the receivables, the Company incurs a liability to fund the purchaser’s costs of financing the proceeds. This liability is recorded at the time of sale and is estimated based on projected financing costs over the projected life of the receivable interests sold. Discounts associated with the sale of receivables, primarily related to recording the obligation to fund the purchaser’s costs, were $9,293,000 and $96,000 for 2001 and 2000, respectively, and are shown as discounts on sales of receivables in the consolidated statements of operations. The Company does not believe any difference between the projected and actual financing costs would have a material effect on the financial condition or results of operations.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31
	2001	2000
Flight equipment	$1,850,304	$1,871,137
Land, buildings and leasehold improvements	266,758	269,723
Package handling and ground support equipment	217,507	200,796
Vehicles and other equipment	320,030	288,172

	2,654,599	2,629,828
Accumulated depreciation and amortization	(1,407,226)	(1,305,483)

Total property and equipment	$1,247,373	$1,324,345

NOTE E—ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31
	2001	2000
Retirement plans	$53,991	$7,000
Insurance	47,432	40,556
Unearned revenues	20,274	17,176
Property and other taxes	12,318	9,725
Interest	2,636	2,738
Other	9,346	6,323

Total accrued expenses	$145,997	$83,518

NOTE F—INCOME TAXES

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31
	2001	2000
Insurance	$14,155	$12,733
Employee benefits	13,206	13,715
Bad debts, sales reserves and other	3,211	2,391

Current net deferred income tax assets	30,572	28,839

Depreciation	157,493	146,677
Employee benefits	(13,715)	(18,331)
Insurance	(13,377)	(12,874)
Internally developed systems	6,680	3,671
Other	6,445	6,301

Noncurrent net deferred income tax liabilities	143,526	125,444

Net deferred income tax liabilities	$112,954	$96,605

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31
	2001	2000	1999
Current:
Federal	$(23,742)	$(11,785)	$44,215
State	(2,000)	(210)	4,920
Foreign	(53)	256	163

	(25,795)	(11,739)	49,298

Deferred:
Depreciation	10,816	23,702	13,845
Employee benefits	5,125	(1,684)	(7,230)
Capitalized systems development	3,010	3,671	—
Alternative Minimum Tax credit	639	(639)	—
Insurance accruals	(1,925)	(4,352)	(1,794)
Aircraft engine overhaul accrual	—	6,163	(637)
Cumulative effect of change in accounting principle	—	(8,707)	—
Other	(1,316)	2,525	2,705

	16,349	20,679	6,889

Total income tax expense (benefit)	$(9,446)	$8,940	$56,187

The income tax expense (benefit) rate on (loss) earnings from continuing operations differed from the Federal statutory rate as follows:

	Year Ended December 31
	2001	2000	1999
Taxes computed at statutory rate of 35%	(35.0%)	35.0%	35.0%
State and foreign income taxes, net of Federal benefit	(2.5%)	3.0%	2.2%
Tax effect of nondeductible expenses	5.0%	6.7%	1.1%
Tax credits	—	(3.5%)	—
Other	(0.2%)	(2.7%)	(0.2%)

	(32.7%)	38.5%	38.1%

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31
	2001	2000
Revolving credit notes payable to banks	$—	$75,000
Money market lines of credit	—	28,000
Senior notes, 8.875%, due December, 2002	100,000	100,000
Senior notes, 7.35%, due September, 2005	100,000	100,000
Aircraft loan	61,651	—
Capital lease obligations	43,070	—
Refunding revenue bonds, effective rate of 1.60% as of Dec. 31, 2001, due June 2011	13,200	13,200
Other	7,542	6,507

	325,463	322,707
Less current portion	(107,410)	(477)

Total long-term debt	$218,053	$322,230

The Company has a revolving bank credit agreement providing for a total commitment of $275,000,000. In June 2001, the agreement was amended to, among other things, provide a substantial majority of its assets as collateral to secure the commitment, reduce available borrowing capacity by the amount of outstanding letters of credit, establish revised covenants and amend the expiration date to June 2004. Capacity under the facility is dependent on a borrowing base determined by the amount of eligible collateral, with a maximum commitment of $275,000,000. The Company has eligible collateral in the borrowing base to support $133,700,000 of the $275,000,000 commitment and has the ability to increase the borrowing base by pledging additional eligible collateral. With the current level of eligible collateral, available capacity under the agreement, net of outstanding letters of credit, was $34,000,000. At December 31, 2001 no borrowings were outstanding under the agreement and the Company was in compliance with restrictive covenants including covenants requiring the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), leverage and debt service coverage ratios and required levels of liquidity. The agreement also restricts the Company from declaring or paying dividends or its common stock in excess of $2,000,000 during any calendar quarter. The Company’s $200,000,000 of outstanding senior notes were also collateralized at the time the revolving credit agreement was amended.

In August 2001, the Company entered into an aircraft loan financing collateralized by three 767 aircraft which provided net proceeds of $61,975,000. The loan is scheduled to fully amortize in 2017 and carries a variable interest rate of LIBOR plus 2.5% (4.69% at December 31, 2001). The three aircraft were sold to a majority-owned and consolidated subsidiary, which raised $60,000,000 in financing and $2,800,000 in third party equity financing. The net carrying value of the three aircraft was $78,835,000 at December 31, 2001. As discussed in Note A, the Company has entered into an interest rate swap agreement effectively converting the loan from a variable to fixed rate.

The Company’s tax-exempt airport facilities refunding bonds carry no sinking fund requirements and bear interest at weekly adjustable rates. The average interest rate on these borrowings was 4.2% during 2001. Payment of principal and interest is secured by an irrevocable bank letter of credit that is collateralized by a mortgage on certain airport properties which had a net carrying value of $46,343,000 at December 31, 2001.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled annual principal payments on long-term debt, exclusive of capital lease obligations are $104,884,000, $5,274,000, $5,677,000, $106,129,000 and $6,485,000 for 2002 through 2006, respectively.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various long-term capital and operating lease agreements for certain aircraft and equipment and for a substantial portion of its facilities. These leases expire at various dates through 2017.

Rental commitments under long-term capital and operating leases at December 31, are as follows (in thousands):

	Capital Leases	Operating Leases
2002	$6,089	$83,052
2003	6,059	77,168
2004	6,059	59,510
2005	6,059	45,190
2006	5,972	35,323
2007 and beyond	39,925	81,458

Total minimum lease payments	$70,163	$381,701

Amount representing interest	(27,093)

Obligations under capital leases	43,070
Obligations due within one year	(2,526)

Long-term obligations under capital leases	$40,544

Property and equipment includes $44,250,000 and accumulated depreciation and amortization includes $1,229,000 applicable to capital leases as of December 31, 2001.

Rental expense under operating leases for 2001, 2000 and 1999 was $92,969,000, $95,559,000 and $98,416,000, respectively.

Commitments

The Company has entered into firm agreements to purchase ten used Boeing 767s and certain freighter conversion kits at various dates through 2004. At December 31, 2001, cash deposits of $748,000 had been made toward the purchase of the conversion kits. Additional deposits and payments for the aircraft and kit acquisitions will approximate $60,055,000, $76,000,000 and $55,000,000 for 2002 through 2004, respectively. There are currently no aircraft related commitments extending beyond 2004.

Contingencies

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company’s financial condition or results of operations as of and for the year ended December 31, 2001.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors defined benefit and defined contribution pension plans and postretirement healthcare plans. These plans are generally provided to employees who are not covered by multi-employer plans to which the Company contributes under terms of various collective bargaining agreements.

Information regarding the Company’s qualified defined benefit pension plans and postretirement healthcare plans is as follows (in thousands):

	Pension Plans		Postretirement Healthcare Plans
Year Ended December 31	2001	2000	2001	2000
Reconciliation of benefit obligation:
Obligation as of January 1	$220,605	$111,902	$11,125	$8,374
Service cost	22,616	17,309	898	948
Interest cost	17,353	13,379	917	700
Benefits paid	(2,611)	(1,495)	(481)	(293)
Actuarial loss	20,196	26,755	1,763	1,286
Plan amendments	—	52,755	—	110

Obligation as of December 31	$278,159	$220,605	$14,222	$11,125

Reconciliation of fair value of plan assets:
Plan assets as of January 1	$102,567	$94,511	$—	$—
Actual return on plan assets	(5,130)	(1,353)	—	—
Employer contributions	19,770	10,904	481	293
Benefits paid	(2,611)	(1,495)	(481)	(293)

Plan assets as of December 31	$114,596	$102,567	$—	$—

Funded status:
Funded status as of December 31	$(163,563)	$(118,038)	$(14,222)	$(11,125)
Unrecognized prior service cost (income)	41,914	46,522	(318)	(438)
Unrecognized net actuarial loss	60,272	28,691	2,765	1,279

Accrued benefit liabilities	$(61,377)	$(42,825)	$(11,775)	$(10,284)

Accrued expenses on the consolidated balance sheets include accrued qualified defined benefit pension plan liabilities of $53,991,000 and $7,000,000 as of December 31, 2001 and 2000, respectively. Long-term postretirement liabilities include postretirement healthcare and remaining qualified defined benefit pension plan liabilities of $19,160,000 and $46,109,000 as of December 31, 2001 and 2000, respectively.

Net periodic benefit cost consists of the following components (in thousands):

	Pension Plans			Postretirement Healthcare Plans
Year Ended December 31	2001	2000	1999	2001	2000	1999
Service cost	$22,616	$17,309	$11,218	$898	$948	$935
Interest cost	17,353	13,379	7,578	917	700	540
Expected return on plan assets	(8,752)	(7,926)	(6,390)	—	—	—
Net amortization and deferral	7,107	4,828	1,115	157	(101)	(73)

Net periodic benefit cost	$38,324	$27,590	$13,521	$1,972	$1,547	$1,402

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions used in determining pension and postretirement healthcare obligations were as follows:

	Pension Plans			Postretirement Healthcare Plans
	2001	2000	1999	2001	2000	1999
Discount rate	7.25%	7.25%	7.75%	7.25%	7.25%	7.75%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase (pilots)	6.50%	6.50%	6.50%	—	—	—
Rate of compensation increase (non-pilots)	5.00%	5.00%	5.00%	—	—	—

Effective January 1, 2000, the Company amended its qualified retirement plans that cover substantially all employees not covered under collective bargaining agreements. Retirement income has historically been provided to employees through the coordination of benefits accumulated and funded through a defined benefit plan and a defined contribution profit sharing plan. Generally, benefit levels calculated under defined benefit plan formulas are offset by amounts contributed and earned in an employee’s profit sharing account. The amendments adopted in 2000 provided for an increase in retirement income levels provided under the defined benefit plan through formula changes that increased the percentage applied to an employee’s salary to determine the level of retirement benefit and removed provisions that limited the maximum years of allowable service credit. These changes are effective for past and future years of accumulated service with the Company. Additionally, the Company amended its defined contribution profit sharing plan to discontinue future mandatory contributions to employee’s accounts. Previous contributions and earnings accumulated under the profit sharing plan prior to the amendments as well as future account earnings will continue to be coordinated with benefits accrued under the defined benefit plan.

The effect of the amendments is to increase pension expense and projected benefit obligations provided under the defined benefit plans and discontinue contributions to the profit sharing plan, other than for the Company’s pilots. The Company’s funding policy provides for annual contributions to pension trusts at least equal to amounts required by ERISA.

The Company’s qualified defined benefit pension plans had aggregate accumulated benefit obligations of $151,960,000 and $106,863,000 as of December 31, 2001 and 2000, respectively. Plan assets were $114,596,000 and $102,567,000 as of December 31, 2001 and 2000, respectively. All qualified defined benefit plans had plan assets in excess of accumulated benefit obligations as of December 31, 1999.

The Company also sponsors several non-qualified defined benefit pension plans. The accumulated benefit obligation of these plans was $20,444,000 and $18,379,000 as of December 31, 2001 and 2000, respectively. Postretirement liabilities include accruals relating to these plans of $14,504,000 and $16,039,000 as of December 31, 2001 and 2000, respectively. The Company has invested in certain commingled investment funds that may be used for funding non-qualified pension plan obligations.

The Company also recorded additional minimum liabilities associated with its non-qualified defined benefit pension plans. Additional minimum liabilities of $5,942,000 are included in postretirement liabilities and an intangible asset of $1,800,000 is included in other assets as of December 31, 2001. Other comprehensive income and accumulated other comprehensive income includes a charge of $4,142,000 for the year ended December 31, 2001. No additional minimum liabilities were recorded as of December 31, 2000.

The assumed healthcare cost trend rate used in measuring postretirement healthcare benefit costs was 8.5% for 2001, decreasing each year to a 5.5% annual growth rate in 2004 and to 5.0% in 2005. A 1% increase or decrease in the assumed healthcare cost trend rate for each year would not have a material effect on the

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated postretirement benefit obligation or cost as of or for the year ended December 31, 2001. Postretirement healthcare plan obligations have not been funded.

The Company maintains defined contribution capital accumulation and profit sharing plans. Capital accumulation plans (401K) are funded by both voluntary employee salary deferrals of up to 20% of annual compensation and by employer matching contributions on employee salary deferrals of up to 6% of annual compensation. In connection with the amendments to the Company’s qualified defined benefit retirement plans, except for the pilots, accruals for contributions to the profit sharing plans were discontinued beginning in 2000. Prior to 2000, a basic formula had been followed for contributions of 7% of earnings before taxes up to a specific profit level plus 14% of earnings in excess of that level. The profit sharing plans hold 1,138,020 shares of the Company’s common stock at December 31, 2001, representing 2% of outstanding shares. Expense for these plans is as follows (in thousands):

	Year Ended December 31
	2001	2000	1999
Capital accumulation plans	$7,919	$7,970	$8,009
Profit sharing plans	—	380	10,747

Defined contribution plans	$7,919	$8,350	$18,756

The Company contributes to multi-employer defined benefit pension plans and health and welfare plans for substantially all employees covered under collective bargaining agreements. Expense for these plans is as follows (in thousands):

	Year Ended December 31
	2001	2000	1999
Multi-employer defined benefit pension plans	$46,454	$45,668	$41,062
Multi-employer health and welfare plans	51,215	49,113	44,415

Multi-employer plans	$97,669	$94,781	$85,477

NOTE J—STOCK OPTIONS

The Company has three shareholder approved stock option plans. Two of these plans, approved by the shareholders in 1994 and 1998 (the “1994 Plan” and “1998 Plan”), reserve shares of the Company’s common stock for issuance to officers and key employees. Options granted under the 1994 Plan vest over a three year period. Options granted under the 1998 Plan include options which vest over a four year period and performance options issued to the Company’s executive officers which vest upon attainment of specified market price targets of the Company’s common stock. A third plan, the 2000 Directors’ Stock Option Plan, provides for annual grants to the Company’s non-employee directors of 2,000 shares that vest fully on the date of grant. Options granted under these three plans are issued at the fair market value of the Company’s stock on the date of grant. A total of 7,707,250 shares may be granted under these plans. There were 3,549,050 shares available for future grants as of December 31, 2001.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Year Ended December 31
	2001	2000	1999
Outstanding at beginning of year	3,332,317	2,819,847	2,516,417
Granted	731,000	746,200	738,410
Exercised	(101,447)	(116,485)	(411,100)
Canceled	(222,935)	(117,245)	(23,880)

Outstanding at end of year	3,738,935	3,332,317	2,819,847

Exercisable at end of year	2,216,602	1,977,390	1,428,574

Weighted average option price information is as follows:

	Year Ended December 31
	2001	2000	1999
Outstanding at beginning of year	$24.44	$25.35	$19.38
Granted	12.00	18.94	38.13
Exercised	11.60	10.74	11.21
Canceled	23.68	25.07	35.30
Outstanding at end of year	22.40	24.44	25.35
Exercisable at end of year	23.63	21.65	17.31

Information related to the number of options outstanding, weighted average price per share and remaining life of significant option groups outstanding at December 31, 2001 is as follows:

	Outstanding			Exercisable
Price Range	Number	Average Price	Life in Years	Number	Average Price	Life in Years
$11.13-$12.00	966,065	$11.86	7.37	273,965	$11.50	3.01
$13.00-$18.94	1,446,656	16.44	5.89	1,035,763	15.45	5.02
$31.06-$38.13	1,326,214	36.57	6.55	906,874	36.63	6.51

The Company has elected to follow APB Opinion No. 25 in accounting for its stock option plans. No compensation expense was recorded in 2001, 2000 or 1999. Had expense been measured under the fair value provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per diluted share for 2001, 2000 and 1999 would have been reduced to the pro forma amounts as follows (in thousands except per share data):

	Year Ended December 31
	2001	2000	1999
Net Earnings (Loss):
As reported	$(19,458)	$28,492	$91,201
Pro forma	(24,884)	23,124	85,510
Net Earnings (Loss) Per Basic Share:
As reported	$(.40)	$.59	$1.88
Pro forma	(.52)	.48	1.76
Net Earnings (Loss) Per Diluted Share:
As reported	$(.40)	$.59	$1.85
Pro forma	(.52)	.48	1.74

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value for options granted in 2001, 2000 and 1999 computed utilizing the Black-Scholes option-pricing model, was $6.05, $10.61 and $17.21, respectively. Significant assumptions used in the estimation of fair value and compensation expense are as follows:

	Year Ended December 31
	2001	2000	1999
Weighted expected life (years)	9.7	9.6	6.2
Weighted risk-free interest rate	5.2%	6.6%	4.8%
Weighted volatility	42.0%	41.0%	41.0%
Dividend yield	1.3%	0.9%	0.4%

NOTE K—EARNINGS PER SHARE

Net earnings from continuing operations and average shares used in basic and diluted earnings per share calculations were as follows (in thousands except per share data):

	Year Ended December 31
	2001	2000	1999
NET EARNINGS (LOSS):
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$(19,458)	$14,286	$91,201

SHARES:
Basic weighted average shares outstanding	48,105	48,396	48,596
Stock options	—	251	673

Diluted weighted average shares outstanding	48,105	48,647	49,269

EARNINGS (LOSS) PER SHARE:
Basic	$(.40)	$.30	$1.88
Diluted	(.40)	.30	1.85

The above calculations of earnings per diluted share for 2001, 2000 and 1999 exclude 3,797,000, 2,131,000 and 1,361,000, respectively, of common shares issuable under stock option plans because the options’ exercise price was greater than the average market price of the common shares.

NOTE L—SEGMENT INFORMATION

The Company has organized its business into domestic and international operating segments. The domestic segment derives its revenues from the door-to-door delivery of small packages and documents throughout the United States, Canada and Puerto Rico. Domestic operations are supported principally by Company operated aircraft and facilities. The international segment derives its revenues from express door-to-door delivery and a variety of freight services. International revenues are recognized on shipments where the origin and/or destination is outside of locations supported by the domestic segment. The Company uses a variable cost approach in delivering international services through use of existing commercial airline capacity in connection with its domestic network and independent express and freight agents in locations not currently served by Company-owned foreign operations.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of key segment information (in thousands):

	Domestic	International	Total
2001
Revenues	$2,858,721	$352,368	$3,211,089
Depreciation and amortization	206,808	1,547	208,355
Segment loss from operations	(9,224)	(3,107)	(12,331)
Segment assets	1,668,736	78,108	1,746,844
Expenditures for property and equipment	126,138	971	127,109

2000
Revenues	$2,895,818	$380,132	$3,275,950
Depreciation and amortization	204,913	1,493	206,406
Segment earnings (loss) from operations	49,915	(7,297)	42,618
Segment assets	1,661,075	84,844	1,745,919
Expenditures for property and equipment	370,317	2,258	372,575

1999
Revenues	$2,772,782	$366,342	$3,139,124
Depreciation and amortization	207,902	1,488	209,390
Segment earnings from operations	156,637	1,084	157,721
Segment assets	1,569,367	73,883	1,643,250
Expenditures for property and equipment	292,130	2,189	294,319

International operations are supported in the United States by pickup and delivery, customer service and airline capabilities provided by the domestic segment. Management allocates these costs, generally on a per shipment basis, to the international segment.

Management considers interest expense, other income and income taxes as corporate items and, accordingly, does not allocate these amounts to the operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

A substantial portion of international revenue is associated with shipments originating within the United States ($184,516,000 in 2001, $211,835,000 in 2000 and $234,087,000 in 1999). Long lived assets located within the United States and associated with the international segment were $5,188,000, $6,382,000 and $6,792,000 as of December 31, 2001, 2000 and 1999, respectively.

NOTE M—FEDERAL LEGISLATION COMPENSATION

In the aftermath of the terrorist attacks of September 11, Congress passed the Air Transportation Safety and System Stabilization Act (“Act”), an emergency economic assistance package designed to help air carriers mitigate losses resulting from the two-day closure of the national air system. The Act provided $5 billion in compensation to eligible passenger and cargo air carriers for certain direct losses incurred due to the air system closure and incremental losses incurred through December 31, 2001. Cargo air carriers were allocated $500,000,000 of the total compensation provided by the Act, with individual carriers eligible to receive amounts to the extent of the lesser of actual losses or a formula allocation based upon revenue ton-miles flown. The Company, as an eligible air carrier under the Act, recognized compensation of $13,000,000 in 2001 and included this amount under a separate caption in the statement of operations as an offset to operating expenses. Proceeds received under the Act totaled $8,800,000 as of December 31, 2001. The Company anticipates receiving an

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional $4,200,000 of proceeds in 2002 for the remaining amount of compensation that was recognized  in 2001. Estimated net losses associated with the events of September 11 were approximately $19 million. The losses were primarily due to reduced revenues resulting from the two-day air system closure and subsequent extended slowdown of shipping activity.

NOTE N—OTHER INCOME

The Company recorded gains of $9,295,000 in 2001 from the sales of FCC licensed radio frequencies. The gains are included in other income on the consolidated statements of operations. The Company is in the process of converting from voice to digital pickup and delivery communications technology that has allowed it to sell these frequencies. Gains from the sale of remaining frequencies in the future are not anticipated to be significant.

The Company is a participating member of SITA, a cooperative of major airline companies, which primarily provides data communication services to the air transport industry. Through this membership the Company held depository certificates in The SITA Foundation (“Foundation”) whose principal asset was an equity interest in Equant, N.V. (“Equant”), an international data network services company. The Company sold its interest in Equant in two transactions completed in July 2001 and December 1999.The Company recognized gains of $2,117,000 in 2001 and $4,600,000 in 1999 on these sales that were included in other income on the consolidated statements of operations.

A gain of $1,912,000 was recorded in 2000 from the sale of common shares of Metropolitan Life Insurance Company (“Metropolitan”). As a policyholder for certain employee benefit programs, these shares were allocated to the Company and sold in connection with the demutualization of Metropolitan. The gain was recorded in other income on the consolidated statements of operations in 2000.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE O—OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2001
Unrealized securities losses arising during the period	$(584)	$225	$(359)
Less: Reclassification adjustment for gains realized in net income	(32)	12	(20)

Net unrealized securities losses	(616)	237	(379)
Foreign currency translation adjustments	(588)	204	(384)
Unrealized gain on interest rate swap	1,019	(393)	626
Additional minimum pension liabilities	(4,142)	1,595	(2,547)

Other comprehensive income (loss)	$(4,327)	$1,643	$(2,684)

2000
Unrealized securities losses arising during the period	$(132)	$50	$(82)
Less: Reclassification adjustment for gains realized in net income	(1,117)	430	(687)

Net unrealized securities losses	(1,249)	480	(769)
Foreign currency translation adjustments	(465)	180	(285)

Other comprehensive income (loss)	$(1,714)	$660	$(1,054)

1999
Unrealized securities gains arising during the period	$1,315	$(506)	$809
Less: Reclassification adjustment for gains realized in net income	(1,268)	488	(780)

Net unrealized securities gains	47	(18)	29
Foreign currency translation adjustments	200	(77)	123

Other comprehensive income (loss)	$247	$(95)	$152

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE P—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands except per share data):

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$823,521	$812,225	$772,788	$802,555
Earnings (loss) from operations	(18,285)	(5,160)	(1,423)	9,691
Net earnings (loss)	(16,995)	(6,361)	1,713	2,185
Earnings (loss) per share:
Basic	$(.35)	$(.13)	$.04	$.05
Diluted	$(.35)	$(.13)	$.04	$.05

2000
Revenues	$812,464	$811,027	$804,529	$847,930
Earnings (loss) from operations	33,425	25,343	(3,026)	(13,124)
Earnings (loss) before change in accounting	17,899	13,758	(5,509)	(11,862)
Cumulative effect of change in accounting	14,206	—	—	—
Net earnings (loss)	32,105	13,758	(5,509)	(11,862)
Earnings (loss) per share
Basic:
Before change in accounting	$.37	$.28	$(.11)	$(.25)
Cumulative effect of change in accounting	.29	—	—	—

Earnings (loss) per basic share	$.66	$.28	$(.11)	$(.25)
Diluted:
Before change in accounting	$.36	$.28	$(.11)	$(.25)
Cumulative effect of change in accounting	.29	—	—	—

Earnings (loss) per diluted share	$.65	$.28	$(.11)	$(.25)

1999
Revenues	$769,348	$779,000	$785,308	$805,468
Earnings from operations	44,827	47,834	38,811	26,249
Net earnings	25,244	27,022	21,604	17,331
Earnings per share:
Basic	$.52	$.56	$.44	$.36
Diluted	$.51	$.55	$.44	$.35

NOTE Q—SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the issuance of $200,000,000 of Senior Notes (Notes) by Airborne Express, Inc. (AEI), certain subsidiaries (collectively, “Guarantors”) of the Company have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are ABX Air Inc. (“ABX”) and Sky Courier, Inc. (“SKY”), which are wholly-owned subsidiaries of the Company, and Airborne FTZ Inc. (“FTZ”) and Wilmington Air Park Inc. (“WAP”), which are wholly-owned subsidiaries of ABX.

ABX is a certificated air carrier that owns and operates the domestic express cargo services for which AEI is the sole customer. ABX also offers air charter services on a limited basis to third-party customers. FTZ owns certain aircraft parts inventories that it sells primarily to ABX but also has limited sales to third-party customers. FTZ is also the holder of a foreign trade zone certificate at Wilmington airport property. WAP is the owner of the Wilmington airport property, which includes the Company’s main sort facility, aircraft maintenance facilities, runways and related airport facilities and airline administrative and training facilities. ABX is the only occupant and customer of WAP. SKY provides expedited courier services and regional logistics warehousing primarily to third-party customers.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues and net earnings recorded by ABX, FTZ, and WAP are controlled by the Company and are based on various discretionary factors. Investment balances and revenues between Guarantors have been eliminated for purposes of presenting financial information below. Intercompany advances and liabilities represent net amounts due between the various entities. The Company provides its subsidiaries with a majority of the cash necessary to fund operating and capital expenditure requirements.

The following are consolidating condensed balance sheets of the Company as of December 31, 2001 and 2000 and the related consolidating condensed statements of operations and cash flows for each of the three years ended December 31, 2001:

Balance Sheet Information:

December 31, 2001	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash	$191,629	$—	$607	$9,264	$—	$201,500
Accounts receivable	18,706	—	10,113	97,289	(68)	126,040
Spare parts and fuel inventory	—	—	36,272	2,141	—	38,413
Refundable income taxes	27,161	—	—	—	—	27,161
Deferred income tax assets	30,572	—	—	—	—	30,572
Prepaid expenses and other	13,918	—	13,627	476	—	28,021

Total current assets	281,986	—	60,619	109,170	(68)	451,707

Property and equipment, net	109,622	—	1,133,490	4,261	—	1,247,373
Intercompany advances	157,681	302,279	12,949	12,884	(485,793)	—
Equipment deposits and other assets	31,078	5,963	16,224	10	(5,511)	47,764

Total assets	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,867	$—	$53,146	$4,552	$(692)	$141,873
Salaries, wages and related taxes	46,976	—	28,482	—	—	75,458
Accrued expenses	139,132	—	6,261	604	—	145,997
Current portion of debt	100,877	—	6,533	—	—	107,410

Total current liabilities	371,852	—	94,422	5,156	(692)	470,738

Long-term debt	103,951	—	114,102	—	—	218,053
Intercompany liabilities	—	—	370,168	—	(370,168)	—
Deferred income tax liabilities	(6,967)	—	150,164	329	—	143,526
Postretirement liabilities	11,905	—	27,518	—	—	39,423
Other liabilities	40,888	—	—	—	—	40,888
Common stock	1	51,376	(9)	120	(112)	51,376
Additional paid in capital	8	304,976	3,171	115,753	(118,924)	304,984
Retained earnings	61,549	11,758	463,746	4,967	(1,476)	540,544
Accumulated other comprehensive income	(2,820)	—	—	—	—	(2,820)
Treasury stock	—	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	58,738	308,242	466,908	120,840	(120,512)	834,216

Total liabilities and shareholders’ equity	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Information:

December 31, 2000	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash	$37,523	$—	$52	$2,815	$—	$40,390
Accounts receivable	20,248	—	16,164	182,273	—	218,685
Spare parts and fuel inventory	—	—	40,885	2,346	—	43,231
Refundable income taxes	21,595	—	—	—	—	21,595
Deferred income tax assets	28,839	—	—	—	—	28,839
Prepaid expenses and other	5,408	—	14,948	453	—	20,809

Total current assets	113,613	—	72,049	187,887	—	373,549
Property and equipment, net	115,309	—	1,195,122	4,327	—	1,314,758
Intercompany advances	408,403	364,303	(3,532)	(68,309)	(700,865)	—
Equipment deposits and other assets	38,418	5,988	13,207	10	(11)	57,612

Total assets	$675,743	$370,291	$1,276,846	$123,915	$(700,876)	$1,745,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,198	$—	$61,142	$5,392	$(109)	$180,623
Salaries, wages and related taxes	44,796	—	26,383	—	—	71,179
Accrued expenses	75,689	—	7,752	77	—	83,518
Current portion of debt	—	—	477	—	—	477

Total current liabilities	234,683	—	95,754	5,469	(109)	335,797
Long-term debt	228,000	75,000	19,230	—	—	322,230
Intercompany liabilities	—	—	585,756	—	(585,756)	—
Deferred income tax liabilities	13,112	—	112,124	208	—	125,444
Postretirement liabilities	42,438	—	19,922	—	—	62,360
Other liabilities	37,233	—	—	—	—	37,233
Common stock	—	51,280	(109)	120	(11)	51,280
Additional paid in capital	—	303,885	(754)	115,754	(115,000)	303,885
Retained earnings	120,413	—	444,923	2,364	—	567,700
Accumulated other comprehensive income	(136)	—	—	—	—	(136)
Treasury stock	—	(59,874)	—	—	—	(59,874)

Total shareholders’ equity	120,277	295,291	444,060	118,238	(115,011)	862,855

Total liabilities and shareholders’ equity	$675,743	$370,291	$1,276,846	$123,915	$(700,876)	$1,745,919

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations Information:

Year ended December 31, 2001	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
Revenues	$3,135,276	$—	$1,177,949	$33	$(1,102,169)	$3,211,089
Operating expenses:
Transportation purchased	1,969,341	—	179,707	—	(1,102,094)	1,046,954
Station and ground operations	911,096	—	156,668	—	—	1,067,764
Flight operations and maintenance	(851)	—	560,757	(2,419)	(75)	557,412
General and administrative	193,732	668	70,981	164	—	265,545
Sales and marketing	89,170	—	1,220	—	—	90,390
Depreciation and amortization	49,569	163	158,299	324	—	208,355
Federal legislation compensation	(13,000)	—	—	—	—	(13,000)

	3,199,057	831	1,127,632	(1,931)	(1,102,169)	3,223,420

Earnings (loss) from operations	(63,781)	(831)	50,317	1,964	—	(12,331)
Other income (expense):
Interest, net	2,534	—	(22,402)	—	—	(19,868)
Discounts on sales of receivables	(11,375)	—	—	2,082	—	(9,293)
Other	12,588	20,000	—	—	(20,000)	12,588

Earnings (loss) before income taxes	(60,034)	19,169	27,915	4,046	(20,000)	(28,904)
Income tax benefit (expense)	21,153	287	(10,568)	(1,426)	—	9,446

Net earnings (loss)	$(38,881)	$19,456	$17,347	$2,620	$(20,000)	$(19,458)

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations Information:

Year ended December 31, 2000	Airborne Express, Inc.	Guarantors	Non-guarantors	Elimination	Consolidated
	(in thousands)
Revenues	$3,198,442	$1,187,164	$246	$(1,109,902)	$3,275,950
Operating expenses:
Transportation purchased	1,966,993	185,293	—	(1,109,745)	1,042,541
Station and ground operations	906,583	148,559	—	—	1,055,142
Flight operations and maintenance	1,025	590,455	(2,741)	(157)	588,582
General and administrative	195,926	62,066	157	—	258,149
Sales and marketing	81,287	1,225	—	—	82,512
Depreciation and amortization	52,638	153,485	283	—	206,406

	3,204,452	1,141,083	(2,301)	(1,109,902)	3,233,332

Earnings (loss) from operations	(6,010)	46,081	2,547	—	42,618
Other income (expense):
Interest, net	(10,876)	(12,549)	—	—	(23,425)
Other	3,984	—	49	—	4,033

Earnings (loss) before income taxes	(12,902)	33,532	2,596	—	23,226
Income tax benefit (expense)	4,208	(12,238)	(910)	—	(8,940)

Net earnings (loss) before change in accounting	(8,694)	21,294	1,686	—	14,286
Cumulative effect of change in accounting	—	14,206	—	—	14,206

Net earnings (loss)	$(8,694)	$35,500	$1,686	$—	$28,492

Year ended December 31, 1999	Airborne Express, Inc.	Guarantors	Non-guarantors	Elimination	Consolidated
	(in thousands)
Revenues	$3,072,947	$1,171,003	$163	$(1,104,989)	$3,139,124
Operating expenses:
Transportation purchased	1,891,610	178,934	—	(1,104,822)	965,722
Station and ground operations	836,758	138,911	—	—	975,669
Flight operations and maintenance	3,102	513,213	(2,811)	(167)	513,337
General and administrative	187,605	52,348	136	—	240,089
Sales and marketing	75,890	1,306	—	—	77,196
Depreciation and amortization	52,950	156,284	156	—	209,390

	3,047,915	1,040,996	(2,519)	(1,104,989)	2,981,403

Earnings from operations	25,032	130,007	2,682	—	157,721
Other income (expense):
Interest, net	(8,323)	(8,939)	—	—	(17,262)
Other	6,929	—	—	—	6,929

Earnings before income taxes	23,638	121,068	2,682	—	147,388
Income tax expense	(12,077)	(43,170)	(940)	—	(56,187)

Net earnings	$11,561	$77,898	$1,742	$—	$91,201

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Year ended December 31, 2001	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings	$(38,881)	$19,456	$17,347	$2,620	$(20,000)	$(19,458)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,569	163	158,299	324	—	208,355
Deferred income taxes	25,487	(7,985)	(1,671)	517	—	16,348
Postretirement obligations	24,054	—	—	—	—	24,054
Dividend to parent	(20,000)	—	—	—	20,000	—
Other	(18,057)	1,049	9,437	—	—	(7,571)

Cash provided by operations	22,172	12,683	183,412	3,461	—	221,728
Change in:
Proceeds from receivable securitization facility	50,000	—	—	—	—	50,000
Receivables	(48,390)	—	6,051	84,984	—	42,645
Inventories and prepaid expenses	(8,512)	—	5,934	184	—	(2,394)
Refundable income taxes	(5,566)	—	—	—	—	(5,566)
Accounts payable	(29,913)	—	(7,995)	(842)	—	(38,750)
Accrued expenses, salaries and taxes payable	18,632	—	609	526	—	19,767
Intercompany transactions	211,655	62,311	(192,360)	(81,606)	—	—

Net cash provided (used) by operating activities	210,078	74,994	(4,349)	6,707	—	287,430
INVESTING ACTIVITIES:
Additions to property and equipment	(30,752)	—	(96,099)	(258)	—	(127,109)
Disposition of property and equipment	1,295	—	74	—	—	1,369
Proceeds from sale of securities	2,117	—	—	—	—	2,117
Proceeds from sale of radio frequencies	9,295	—	—	—	—	9,295
Other	(2,870)	—	(1,370)	—	—	(4,240)

Net cash used by investing activities	(20,915)	—	(97,395)	(258)	—	(118,568)
FINANCING ACTIVITIES:
Proceeds (payments) on bank notes, net	(27,524)	(75,000)	(476)	—	—	(103,000)
Issuance of aircraft loan	—	—	61,975	—	—	61,975
Proceeds from sale-leaseback of aircraft	—	—	40,800	—	—	40,800
Principal payments on debt	(2,627)	—	—	—	—	(2,627)
Issuance of debt	1,597	—	—	—	—	1,597
Proceeds from common stock issuance	1,201	—	—	—	—	1,201
Dividends paid	(7,698)	—	—	—	—	(7,698)
Repurchase of common stock	(6)	6	—	—	—	—

Net cash provided (used) by financing	(35,057)	(74,994)	102,299	—	—	(7,752)

Net increase in cash	154,106	—	555	6,449	—	161,110
Cash and cash equivalents at beginning of year	37,523	—	52	2,815	—	40,390

Cash and cash equivalents at end of year	$191,629	$—	$607	$9,264	$—	$201,500

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2000	Airborne Express, Inc.	Guarantors	Non-guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings	$(8,694)	$35,500	$1,686	$28,492
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting	—	(14,206)	—	(14,206)
Depreciation and amortization	52,638	153,485	283	206,406
Deferred income taxes	11,444	9,235	—	20,679
Postretirement obligations	8,326	7,482	—	15,808
Other	5,833	—	—	5,833

Cash provided by operations	69,547	191,496	1,969	263,012
Change in:
Proceeds from receivable securitization facility	—	—	150,000	150,000
Receivables	121,808	(2,940)	(148,509)	(29,641)
Inventories and prepaid expenses	1,873	3,577	(771)	4,679
Refundable income taxes	(19,916)	—	—	(19,916)
Accounts payable	14,710	19,948	3,878	38,536
Accrued expenses, salaries and taxes payable	10,273	(2,963)	74	7,384
Intercompany transactions	(154,197)	154,379	(182)	—

Net cash provided by operating activities	44,098	363,497	6,459	414,054
INVESTING ACTIVITIES:
Additions to property and equipment	(31,786)	(337,204)	(3,585)	(372,575)
Disposition of property and equipment	27,396	(22,683)	—	4,713
Proceeds from sale of securities	1,913	—	—	1,913
Other	(13,579)	(3,215)	—	(16,794)

Net cash used by investing activities	(16,056)	(363,102)	(3,585)	(382,743)
FINANCING ACTIVITIES:
Proceeds on bank notes, net	8,000	—	—	8,000
Repurchase of common stock	(20,662)	—	—	(20,662)
Principal payments on debt	—	(442)	—	(442)
Proceeds from common stock issuance	1,259	—	—	1,259
Dividends paid	(7,754)	—	—	(7,754)

Net cash used by financing	(19,157)	(442)	—	(19,599)

Net increase (decrease) in cash	8,885	(47)	2,874	11,712
Cash and cash equivalents at beginning of year	28,638	99	(59)	28,678

Cash and cash equivalents at end of year	$37,523	$52	$2,815	$40,390

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 1999	Airborne Express, Inc.	Guarantors	Non-guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings	$11,561	$77,898	$1,742	$91,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,950	135,849	156	188,955
Deferred income taxes	(3,240)	10,113	16	6,889
Postretirement obligations	14,509	688	—	15,197
Provision for aircraft engine overhauls	—	20,435	—	20,435
Other	529	—	—	529

Cash provided by operations	76,309	244,983	1,914	323,206
Change in:
Receivables	(13,490)	(2,386)	10	(15,866)
Inventories and prepaid expenses	1,063	(3,773)	(586)	(3,296)
Refundable income taxes	(1,679)	—	—	(1,679)
Accounts payable	(3,091)	(7,888)	66	(10,913)
Accrued expenses, salaries and taxes payable	(22,715)	(9,845)	26	(32,534)
Intercompany transactions	(74,208)	75,647	(1,439)	—

Net cash (used) provided by operating activities	(37,811)	296,738	(9)	258,918
INVESTING ACTIVITIES:
Additions to property and equipment	(49,582)	(244,714)	(23)	(294,319)
Disposition of property and equipment	33,218	(31,525)	—	1,693
Gain on sale of securities	4,603	—	—	4,603
Expenditures for engine overhauls	—	(18,735)	—	(18,735)
Other	(4,072)	(1,381)	—	(5,453)

Net cash used by investing activities	(15,833)	(296,355)	(23)	(312,211)
FINANCING ACTIVITIES:
Proceeds on bank notes, net	66,000	—	—	66,000
Principal payments on debt	—	(410)	—	(410)
Proceeds from common stock issuance	5,480	—	—	5,480
Dividends paid	(7,778)	—	—	(7,778)

Net cash provided (used) by financing	63,702	(410)	—	63,292

Net increase (decrease) in cash	10,058	(27)	(32)	9,999
Cash and cash equivalents at beginning of year	18,580	126	(27)	18,679

Cash and cash equivalents at end of year	$28,638	$99	$(59)	$28,678

NOTE R—SUBSEQUENT EVENT

Subsequent to December 31, 2001, the Company engaged an investment banking firm to assist in the offering of approximately $100 million of Convertible Senior Notes of the Company. The offering is expected to be completed in March 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

The executive officers of Airborne are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of Airborne. Additional information regarding executive officers is set forth in Part I, Item 1, under the caption “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions “Voting at the Meeting” and “Stock Ownership of Management,” and the information contained therein is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of Documents filed as part of this report:

1.	Index to Consolidated Financial Statements:

Independent Auditors’ Report

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed with or incorporated by reference into this report (with respect to documents incorporated by referenced that were filed prior to December 26, 2000, references to “Airborne” shall be deemed to be references to AEI as its predecessor):

EXHIBIT NO. 3    Articles of Incorporation and Bylaws

3(a)	The Restated Certificate of Incorporation of Airborne, Inc. (incorporated by reference from Exhibit 3(a) to Airborne’s Form 10-K for the year ended December 31, 2000).

3(b)	The Bylaws of Airborne, Inc. (incorporated by reference from Exhibit 3(a) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

EXHIBIT NO. 4    Instruments Defining the Rights of Security Holders Including Indentures

4(a)
Indenture dated as of December 3, 1992, between AEI and The Bank of New York, as trustee, relating to AEI’s 8.875% Notes due 2002 (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to Airborne’s Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

4(b)
First Supplemental Indenture dated as of September 15, 1995, between AEI, ABX, Airborne Forwarding Corporation, Wilmington Air Park, Inc., and Airborne FTZ, Inc. and The Bank of New York, as trustee, relating to AEI’s 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(a) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

4(c)
Second Supplemental Indenture dated as of February 12, 1997 between AEI and The Bank of New York, as trustee, relating to AEI’s 8.875% Notes due 2002 (incorporated by reference from Exhibit 4(e) to Airborne’s Form 10-K for the year ended December 31, 1996).

4(d)
Third Supplemental Indenture dated June 29, 2001 between AEI, ABX, SKY Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc. and the Bank of New York, as trustee, relating to AEI’s 7.35% notes due 2005 (incorporated by reference from Exhibit 4(b) to Airborne’s Form 10-Q for the quarter ended June 30, 2001). See Exhibits 10(q) through 10(v) for the collateral documents executed in connection with the Third Supplemental Indenture.

EXHIBIT NO. 10    Material Contracts

Executive Compensation Plans and Agreements

10(a)	1989 Airborne, Inc. Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10(d) to Airborne’s Form 10-K for the year ended December 31, 1989).

10(b)
1994 Airborne, Inc. Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated by reference from the Addendum to Airborne’s Proxy Statement for the 1994 Annual Meeting of Shareholders).

10(c)	Airborne, Inc. 1998 Key Employee Stock Option Plan (incorporated by reference from the Addendum to Airborne’s Proxy Statement for the 1998 Annual Meeting of Shareholders).

10(d)	Airborne, Inc. Directors Stock Option Plan (incorporated by reference from the Addendum to Airborne’s Proxy Statement for the 1991 Annual Meeting of Shareholders).

10(e)	Airborne, Inc. 2000 Director Stock Option Plan (incorporated by reference from the addendum to Airborne’s Proxy Statement for the 2000 Annual Meeting of shareholders).

10(f)	Airborne, Inc. Director Stock Bonus Plan dated April 23, 1996 (incorporated by reference from Exhibit 10(a) to Airborne’s Form 10-Q for the quarter ended June 30, 1996).

10(g)	First Amendment to Airborne, Inc. Director Stock Bonus Plan dated as of February 3, 1998 (incorporated by reference from Exhibit 10(g) to Airborne’s Form 10-K for the year ended December 31, 1998).

10(h)	Second Amendment to Airborne, Inc. Director Stock Bonus Plan dated as of February 3, 1998 (incorporated by reference from Exhibit 10(h) to Airborne’s Form 10-K for the year ended December 31, 1998).

10(i)	Airborne, Inc. 2002 Executive Stock Option Plan dated February 5, 2002.

10(j)	Airborne Express Executive Deferral Plan restated January 1, 2001.

10(k)	Airborne Express Supplemental Executive Retirement Plan amended on August 15, 2001 and restated effective January 1, 2000.

10(l)	Airborne Express 2000-2004 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10(b) to Airborne’s Form 10-Q for the quarter ended March 31, 2000).

10(m)	Airborne Express 2000-2004 Executive Group Incentive Compensation Plan (incorporated by reference from Exhibit 10(a) to Airborne’s Form 10-Q for the quarter ended March 31, 2000).

10(n)
Employment Agreement dated August 7, 2001, between AEI and Mr. Lanny H. Michael, then Senior Vice President and Chief Financial Officer. A substantially identical agreement exists between AEI and eight other executive officers.

10(o)
Employment Agreement dated August 7, 2001 between AEI and Mr. Robert T. Christensen, Vice President, Corporate Controller. AEI has entered into substantially identical agreements with most of its officers.

Other Material Contracts

10(p)
$275,000,000 Amended and Restated Credit Agreement dated as of June 29, 2001 among Airborne, Inc. as parent, AEI and ABX, as borrowers, and Wachovia Bank, N.A., as administrative and collateral agent, with U.S. Bank, as documentation agent, Bank of America, N.A., as syndication agent, and Wachovia Securities, Inc., as lead arranger, and lenders party thereto (incorporated by reference from Exhibit 10(a) to Airborne’s Form 10-Q for the quarter ended June 30, 2001). See Exhibits 10(q) through 10(v) for the collateral documents executed in connection with the Amended and Restated Credit Agreement.

10(q)
Aircraft Chattel Mortgage, Security Agreement and Assignment of Rents dated June 29, 2001 by ABX and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(b) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10(r)	Stock Pledge Agreement dated June 29, 2001 between Airborne, Inc. and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(c) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10(s)
Open-Ended Mortgage, Assignment of leases and Rents and Fixture Filing dated June 29, 2001 by ABX, Wilmington Air Park, Inc., Sky Courier, Inc., Aviation Fuel, Inc., Sound Suppression, Inc., Airborne FTZ, Inc., and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(d) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10(t)
Security Agreement dated June 29, 2001 Between AEI, ABX, Airborne, Inc., Wilmington Air Park, Inc., Sky Courier, Inc., Aviation Fuel, Inc., Sound Suppression, Inc., Airborne FTZ, Inc., and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(e) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10(u)	Trademark Security Agreement dated June 29, 2001 between AEI and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(f) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10(v)
Assignments of Leases and Rents dated June 29, 2001 between ABX, Wilmington Air Park, Inc., Aviation Fuel, Inc., and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(g) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10(w)
Used Aircraft Sales Agreement entered into as of December 22, 1995 between ABX and KC-One, Inc; KC-Two, Inc.; and KC-Three, Inc. (incorporated by reference from Exhibit 10(c) to Airborne’s Form 10-K for the year ended December 31, 1996).

10(x)
Amended and Restated Receivables Purchase Agreement dated August 8, 2001 between Airborne Credit, Inc. as seller; AEI as servicer; Blue Ridge Asset Funding Corporation and certain committed investors as named therein; as purchaser, and Wachovia Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10(d) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10(y)	Receivables Sale Agreement between AEI, as originator and Airborne Credit, Inc., as buyer (incorporated by reference from Exhibit 10(t) to Airborne’s Form 10-K for the year ended December 31, 2000).

EXHIBIT NO. 12    Statements Re Computation of Ratios

12	Statement re computation of percentage ratio of total long-term debt to total capitalization

EXHIBIT NO. 21    Subsidiaries of the Registrant

21	Subsidiaries of the Registrant.

EXHIBIT NO. 23    Consents of Experts and Counsel

23	Independent Auditors’ Consent.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AI	RBORNE, INC.

By /S/ CARL D. DONAWAY
Carl D. Donaway
Chief Executive Officer and President

By /S/ LANNY H. MICHAEL
Lanny H. Michael
Executive Vice President and Chief Financial Officer

By /S/ ROBERT T. CHRISTENSEN
Robert T. Christensen
Chief Accounting Officer

Date: March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/ ROBERT G. BRAZIER Robert G. Brazier (Director)	/S/ WILLIAM SWINDELLS William Swindells (Director)

/S/ ROBERT S. CLINE Robert S. Cline (Director)	/S/ ROSALIE J. WOLF Rosalie J. Wolf (Director)

/S/ RICHARD M. ROSENBERG Richard M. Rosenberg (Director)	/S/ CARL D. DONAWAY Carl D. Donaway (Director)

EXHIBIT INDEX

Exhibit Number	Description

EXHIBIT NO. 10	Material Contracts

10(i)	Airborne, Inc. 2002 Executive Stock Option Plan dated February 5, 2002

10(j)	Airborne Express Executive Deferral Plan restated January 1, 2001

10(k)	Airborne Express Supplemental Executive Retirement Plan amended on August 15, 2001 and restated effective January 1, 2000

10(n)	Employment Agreement dated August 7, 2001, between AEI and Mr. Lanny H. Michael, then Senior Vice President and Chief Financial Officer

10(o)	Employment Agreement dated August 7, 2001 between AEI and Mr. Robert T. Christensen, Vice President, Corporate Controller

EXHIBIT NO. 12	Statements Re Computation of Ratios

12	Statement re computation of percentage ratio of total long-term debt to total capitalization

EXHIBIT NO. 21	Subsidiaries of the Registrant

21	Subsidiaries of the Registrant

EXHIBIT NO. 23	Consents of Experts and Counsel

23	Independent Auditors’ Consent, Deloitte & Touche LLP