Form 10-Q
period 2002-03-31
AIRBORNE INC /DE/
filed 2002-05-14
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

Commission File Number 1-6512

AIRBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-2065027
(State of incorporation or organization)	(IRS Employer Identification No.)

3101 Western Avenue
P.O. Box 662
Seattle, Washington 98111-0662
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (206) 285-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒     No: ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Common Stock, par value $1 per share
Outstanding (net of 3,234,526 treasury shares) as of March 31, 2002	48,307,185 shares

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report or in “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended March 31
	2002	2001
REVENUES:
Domestic	$712,067	$730,099
International	76,453	93,422

	788,520	823,521

OPERATING EXPENSES:
Transportation purchased	249,031	267,039
Station and ground operations	264,119	280,374
Flight operations and maintenance	125,366	151,686
General and administrative	63,414	66,067
Sales and marketing	22,276	24,002
Depreciation and amortization	49,121	52,638

	773,327	841,806

EARNINGS (LOSS) FROM OPERATIONS	15,193	(18,285)

OTHER INCOME (EXPENSE):
Interest, net	(6,871)	(4,497)
Discounts on sales of receivables	(1,305)	(3,758)
Other	1,896	273

EARNINGS (LOSS) BEFORE INCOME TAXES	8,913	(26,267)

INCOME TAX (EXPENSE) BENEFIT	(3,645)	9,272

NET EARNINGS (LOSS)	$5,268	$(16,995)

NET EARNINGS (LOSS) PER SHARE:
BASIC	$0.11	$(0.35)

DILUTED	$0.11	$(0.35)

DIVIDENDS PER SHARE	$0.04	$0.04

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$393,165	$201,500
Accounts receivable, less allowance of $11,549 and $11,509	133,019	126,040
Spare parts and fuel inventory	37,655	38,413
Refundable income taxes	178	27,161
Deferred income tax assets	30,768	30,572
Prepaid expenses and other	36,455	28,021

TOTAL CURRENT ASSETS	631,240	451,707

PROPERTY AND EQUIPMENT, NET	1,229,194	1,247,373

EQUIPMENT DEPOSITS and OTHER ASSETS	52,037	47,764

TOTAL ASSETS	$1,912,471	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,578	$141,873
Salaries, wages and related taxes	88,409	75,458
Accrued expenses	146,917	145,997
Income taxes payable	2,629	—
Current portion of debt	108,008	107,410

TOTAL CURRENT LIABILITIES	466,541	470,738

LONG-TERM DEBT	368,532	218,053

DEFERRED INCOME TAX LIABILITIES	143,303	143,526

POST RETIREMENT LIABILITIES	54,590	39,423

OTHER LIABILITIES	40,950	40,888

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value—
Authorized 6,000,000 shares, no shares issued
Common stock, par value $1 per share—
Authorized 120,000,000 shares
Issued 51,541,711 and 51,375,711 shares	51,542	51,376
Additional paid-in capital	307,227	304,984
Retained earnings	543,882	540,544
Accumulated other comprehensive income	(4,238)	(2,820)

	898,413	894,084
Treasury stock, 3,234,526 and 3,240,526 shares, at cost	(59,858)	(59,868)

	838,555	834,216

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,912,471	$1,746,844

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31
	2002	2001
OPERATING ACTIVITIES:
Net earnings (loss)	$5,268	$(16,995)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,121	52,638
Deferred income taxes	(420)	806
Postretirement obligations	12,967	(6,323)
Other	(1,548)	5,836

CASH PROVIDED BY OPERATIONS	65,388	35,962

Change in:
Proceeds from receivable securitization facility	—	50,000
Receivables	(6,979)	20,123
Inventories and prepaid expenses	(7,676)	(2,837)
Refundable income taxes	26,983	867
Accounts payable	(21,295)	(24,577)
Accrued expenses, salaries and taxes payable	18,699	16,105

NET CASH PROVIDED BY OPERATING ACTIVITIES	75,120	95,643

INVESTING ACTIVITIES:
Additions to property and equipment	(27,199)	(26,325)
Proceeds from sale of securities	1,656	—
Other	(1,915)	1,439

NET CASH USED BY INVESTING ACTIVITIES	(27,458)	(24,886)

FINANCING ACTIVITIES:
Issuance of convertible debt, net of issuance costs	145,125	—
Payments on bank notes, net	—	(43,000)
Principal payments on debt	(1,611)	(116)
Proceeds from common stock issuance	2,419	783
Dividends paid	(1,930)	(1,924)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	144,003	(44,257)

NET INCREASE IN CASH	191,665	26,500

CASH AND CASH EQUIVALENTS AT JANUARY 1	201,500	40,390

CASH AND CASH EQUIVALENTS AT MARCH 31	$393,165	$66,890

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (Unaudited)

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 2002 presentation.

NOTE B—LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Senior debt:
Senior notes	$200,000	$200,000
Convertible senior notes	150,000	—
Aircraft loan	60,658	61,651
Capital lease obligations	45,291	43,070
Revenue bonds	13,200	13,200
Revolving bank credit	—	—
Other debt	7,391	7,542

	476,540	325,463
Less current portion	(108,008)	(107,410)

	$368,532	$218,053

On March 25, 2002, the Company issued $150,000,000 of 5.75% Convertible Senior Notes due April 2007. The proceeds of the sale are intended, in part, to fund the repayment of $100,000,000 of 8.75% notes due December 15, 2002 at their stated maturity. The notes are convertible into shares of the Company’s common stock, at the option of the holder, at a conversion rate of 42.7599 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of $23.39 per share.

The Company’s revolving bank credit agreement provides for a total commitment of $275,000,000 and expires in June 2004. The agreement provides that the Company pledge a substantial majority of its assets as collateral to secure the commitment, reduce available borrowing capacity by the amount of outstanding letters of credit and maintain compliance with certain restrictive covenants. Capacity under the facility is dependent on a borrowing base determined by the amount of eligible collateral, with a maximum commitment of $275,000,000. The Company has eligible collateral in the borrowing base to support $148,000,000 of the $275,000,000 commitment and has the ability to increase the borrowing base by pledging additional eligible collateral. With the current level of eligible collateral, available capacity under the agreement, net of outstanding letters of credit, was $50,500,000. At March 31, 2002 no borrowings were outstanding under the agreement and the Company was in compliance with restrictive covenants including covenants requiring the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), leverage and debt service coverage ratios and required levels of liquidity. The agreement also restricts the Company from declaring or paying dividends on its common stock during any calendar quarter in excess of $2,000,000 (plus up to an additional $300,000 for dividends on any common stock issued upon conversion of the Company’s convertible senior notes securities described below). The Company’s $200,000,000 of outstanding non-convertible senior notes are also collateralized by assets of the Company.

NOTE C—EARNINGS PER SHARE:

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options and, when applicable, the assumed conversion of convertible senior notes.

Weighted average shares outstanding used in earnings per share computations were as follows:

	Three Months Ended March 31
	2002	2001
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,253,078	48,079,634
Diluted	48,589,135	48,080,472

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

The following is a summary of key segment information (in thousands):

	Three Months Ended March 31
	2002	2001
SEGMENT REVENUES:
Domestic	$712,067	$730,099
International	76,453	93,422

	$788,520	$823,521

SEGMENT EARNINGS (LOSS) FROM OPERATIONS:
Domestic	$16,932	$(16,528)
International	(1,739)	(1,757)

	$15,193	$(18,285)

NOTE E—OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the three month periods ended March 31, 2002 and 2001, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2002
Unrealized securities gains arising during the period	$679	$(262)	$417
Less: Reclassification adjustment for gains realized in net income	(1,656)	638	(1,018)

Net unrealized securities losses	(977)	376	(601)
Foreign currency translation adjustments	(256)	99	(157)
Unrealized gain on interest rate swap	656	(252)	404
Additional minimum pension liabilities	(1,729)	665	(1,064)

Other comprehensive income	$(2,306)	$888	$(1,418)

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2001
Unrealized securities losses arising during the period	$(145)	$56	$(89)
Less: Reclassification adjustment for gains realized in net income	(32)	12	(20)

Net unrealized securities losses	(177)	68	(109)
Foreign currency translation adjustments	(201)	67	(134)

Other comprehensive income	$(378)	$135	$(243)

NOTE F—SUPPLEMENTAL GUARANTOR INFORMATION—SENIOR NOTES

In connection with the issuance of $200,000,000 of Senior Notes (“Notes”) by Airborne Express, Inc. (“AEI”), certain subsidiaries (collectively, “Guarantors”) of the Company have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are ABX Air Inc. (“ABX”) and Sky Courier, Inc. (“SKY”), which are wholly-owned subsidiaries of the Company, and Airborne FTZ Inc. (“FTZ”) and Wilmington Air Park Inc. (“WAP”), which are wholly-owned subsidiaries of ABX.

ABX is a certificated air carrier that owns and operates the domestic express cargo services for which AEI is the sole customer. ABX also offers air charter services on a limited basis to third-party customers. FTZ owns certain aircraft parts inventories that it sells primarily to ABX but also has limited sales to third-party customers. FTZ is also the holder of a foreign trade zone certificate at the Wilmington airport property. WAP is the owner of the Wilmington airport property, which includes the Company’s main sort facility, aircraft maintenance facilities, runways and related airport facilities and airline administrative and training facilities. ABX is the only occupant and customer of WAP. SKY provides expedited courier services and regional logistics warehousing primarily to third-party customers.

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

The following are consolidating condensed balance sheets of the Company as of March 31, 2002 and December 31, 2001 and the related consolidating condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001:

Balance Sheet Information:

March 31, 2002	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$391,470	$—	$772	$923	$—	$393,165
Accounts receivable	12,701	—	9,570	110,748	—	133,019
Spare parts and fuel inventory	—	—	34,892	2,763	—	37,655
Refundable income taxes	178	—	—	—	—	178
Deferred income tax assets	30,768	—	—	—	—	30,768
Prepaid expenses and other	20,405	—	15,550	500	—	36,455

Total current assets	455,522	—	60,784	114,934	—	631,240
Property & equipment,net	101,515	—	1,123,501	4,178	—	1,229,194
Intercompany advances	34,204	447,595	(33,942)	3,558	(451,415)	—
Equipment deposits and other assets	31,686	10,858	9,594	10	(111)	52,037

Total assets	$622,927	$458,453	$1,159,937	$122,680	$(451,526)	$1,912,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,432	$—	$37,331	102	$(287)	$120,578
Salaries, wages and related taxes	52,827	—	35,584	(2)	—	88,409
Accrued expenses and income taxes payable	142,827	167	5,789	763	—	149,546
Current portion of debt	101,345	—	6,663	—	—	108,008

Total current liabilities	380,431	167	85,367	863	(287)	466,541

Long-term debt	106,102	150,000	112,430	—	—	368,532
Intercompany liabilities	—	—	336,127	—	(336,127)	—
Deferred income tax liabilities	(7,190)	—	149,961	532	—	143,303
Postretirement liabilities	46,552	—	8,038	—	—	54,590
Other liabilities	40,950	—	—	—	—	40,950
Shareholders’ equity:
Common stock	1	51,542	(9)	120	(112)	51,542
Additional paid in capital	164	307,065	(755)	115,753	(115,000)	307,227
Retained earnings	60,155	9,537	468,778	5,412	—	543,882
Accumulated other comprehensive income	(4,238)	—	—	—	—	(4,238)
Treasury stock	—	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	56,082	308,286	468,014	121,285	(115,112)	838,555

Total liabilities and shareholders’ equity	$622,927	$458,453	$1,159,937	$122,680	$(451,526)	$1,912,471

Balance Sheet Information:

December 31, 2001	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non-guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$191,629	$—	$607	$9,264	$—	$201,500
Accounts receivable	18,706	—	10,113	97,289	(68)	126,040
Spare parts and fuel inventory	—	—	36,272	2,141	—	38,413
Refundable income taxes	27,161	—	—	—	—	27,161
Deferred income tax assets	30,572	—	—	—	—	30,572
Prepaid expenses and other	13,918	—	13,627	476	—	28,021

Total current assets	281,986	—	60,619	109,170	(68)	451,707
Property & equipment, net	109,622	—	1,133,490	4,261	—	1,247,373
Intercompany advances	157,681	302,279	12,949	12,884	(485,793)	—
Equipment deposits and other assets	31,078	5,963	16,224	10	(5,511)	47,764

Total assets	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,867	$—	$53,146	$4,552	$(692)	$141,873
Salaries, wages and related taxes	46,976	—	28,482	—	—	75,458
Accrued expenses and income taxes payable	139,132	—	6,261	604	—	145,997
Current portion of debt	100,877	—	6,533	—	—	107,410

Total current liabilities	371,852	—	94,422	5,156	(692)	470,738
Long-term debt	103,951	—	114,102	—	—	218,053
Intercompany liabilities	—	—	370,168	—	(370,168)	—
Deferred income tax liabilities	(6,967)	—	150,164	329	—	143,526
Postretirement liabilities	11,905	—	27,518	—	—	39,423
Other liabilities	40,888	—	—	—	—	40,888
Shareholders’ equity:
Common stock	1	51,376	(9)	120	(112)	51,376
Additional paid in capital	8	304,976	3,171	115,753	(118,924)	304,984
Retained earnings	61,549	11,758	463,746	4,967	(1,476)	540,544
Accumulated other comprehensive income	(2,820)	—	—	—	—	(2,820)
Treasury stock	—	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	58,738	308,242	466,908	120,840	(120,512)	834,216

Total liabilities and shareholders’ equity	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

Statement of Operations Information:

Three months ended March 31, 2002	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
Revenues	$773,041	$—	$15,479	$—	$788,520

Operating expenses:
Transportation purchased	469,072	—	(220,041)	—	249,031
Station and ground operations	223,482	—	40,637	—	264,119
Flight operations and maintenance	(455)	—	126,435	(614)	125,366
General and administrative	44,789	271	18,316	38	63,414
Sales and marketing	22,076	—	200	—	22,276
Depreciation and amortization	11,813	—	37,225	83	49,121

	770,777	271	2,772	(493)	773,327

Earnings (loss) from operations	2,264	(271)	12,707	493	15,193

Other income (expense):
Interest, net	(4,755)	(175)	(1,941)	—	(6,871)
Discounts on sales of receivables	(965)	—	—	(340)	(1,305)
Other	1,896	—	—	—	1,896

Earnings (loss) before income taxes	(1,560)	(446)	10,766	(153)	8,913
Income tax (expense) benefit	166	156	(4,258)	291	(3,645)

Net earnings (loss)	$(1,394)	$(290)	$6,508	$444	$5,268

Three months ended March 31, 2001	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
Revenues	$806,184	$—	$17,337	$—	$823,521

Operating expenses:
Transportation purchased	512,940	—	(245,901)	—	267,039
Station and ground operations	236,877	—	43,497	—	280,374
Flight operations and maintenance	—	—	152,345	(659)	151,686
General and administrative	48,045	219	17,763	40	66,067
Sales and marketing	23,644	—	358	—	24,002
Depreciation and amortization	12,072	—	40,485	81	52,638

	833,578	219	8,547	(538)	841,806

Earnings (loss) from operations	(27,394)	(219)	8,790	538	(18,285)

Other income (expense):
Interest, net	1,333	19,009	(24,839)	—	(4,497)
Discounts on sales of receivables	(4,344)	—	—	586	(3,758)
Other	273	—	—	—	273

Earnings (loss) before income taxes	(30,132)	18,790	(16,049)	1,124	(26,267)
Income tax (expense) benefit	10,814	424	(1,770)	(196)	9,272

Net earnings (loss)	$(19,318)	$19,214	$(17,819)	$928	$(16,995)

Statement of Cash Flows Information:

Three months ended March 31, 2002	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(1,394)	$(290)	6,508	$444	$5,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	42,145	(5,051)	23,234	(208)	60,120
Change in current assets and liabilities	164,099	(144,992)	(798)	(8,577)	9,732

Net cash provided (used) by operating activities	204,850	(150,333)	28,944	(8,341)	75,120

INVESTING ACTIVITIES:
Net cash used by investing activities	(223)	—	(27,235)	—	(27,458)

FINANCING ACTIVITIES:
Net cash provided (used) By financing activities	(4,786)	150,333	(1,544)	—	144,003

Net increase (decrease) in cash	199,841	—	165	(8,341)	191,665
Cash and cash equivalents at January 1	191,629	—	607	9,264	201,500

Cash and cash equivalents at March 31	$391,470	$—	$772	$923	$393,165

Three months ended March 31, 2001	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(19,318)	$19,214	$(17,819)	$928	$(16,995)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	3,467	(156)	50,262	(616)	52,957
Change in current assets and liabilities	71,569	(2,621)	(12,897)	3,630	59,681

Net Cash provided by operating activities	55,718	16,437	19,546	3,942	95,643
INVESTING ACTIVITIES:
Net cash used by investing activities	(5,499)	—	(19,335)	(52)	(24,886)
FINANCING ACTIVITIES:
Net cash used by financing activities	(27,704)	(16,437)	(116)	—	(44,257)

Net increase in cash	22,515	—	95	3,890	26,500
Cash and cash equivalents at January 1	37,523	—	52	2,815	40,390

Cash and cash equivalents at March 31	$60,038	$—	$147	$6,705	$66,890

NOTE G—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

On March 25, 2002, the Company issued $150 million of 5.75% Convertible Senior Notes due April 2007 (“Notes”). In connection with the issuance of these Notes, the Company and certain subsidiaries (collectively, “Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are AEI, ABX, SKY, WAP, FTZ, Aviation Fuel, Inc. (“AFI”) and Sound Suppression, Inc. (“SSI”). AEI provides domestic and international delivery services in addition to performing customer service, sales and marketing activities. AFI purchases and sells aviation and other fuels. SSI retrofits company aircraft with hush kits to meet noise regulations. A description of the operating activities of the other guarantors and their relationship to the Company is contained in Note F.

The following are consolidating condensed balance sheets of the Company as of March 31, 2002 and December 31, 2001 and the related consolidating condensed statements of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001. A description regarding the basis of presenting these statements is contained in Note F.

Balance Sheet Information:

March 31, 2002	Airborne, Inc.	Guarantors	Non-guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$391,505	$1,660	$—	$393,165
Accounts receivable	—	22,300	110,719	—	133,019
Spare parts and fuel inventory	—	37,655	—	—	37,655
Refundable income taxes	—	178	—	—	178
Deferred income tax assets	—	30,768	—	—	30,768
Prepaid expenses and other	—	36,086	369	—	36,455

Total current assets	—	518,492	112,748	—	631,240

Property and equipment, net	—	1,229,194	—	—	1,229,194
Intercompany advances	447,595	(275)	4,095	(451,415)	—
Equipment deposits and other assets	10,858	41,290	—	(111)	52,037

Total assets	$458,453	$1,788,701	$116,843	$(451,526)	$1,912,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$120,865	$—	$(287)	$120,578
Salaries, wages and related taxes	—	88,409	—	—	88,409
Accrued expenses and income taxes payable	167	148,700	679	—	149,546
Current portion of debt	—	108,008	—	—	108,008

Total current liabilities	167	465,982	679	(287)	466,541

Long-term debt	150,000	218,532	—	—	368,532
Intercompany liabilities	—	336,127	—	(336,127)	—
Deferred income tax liabilities	—	143,303	—	—	143,303
Postretirement liabilities	—	54,590	—	—	54,590
Other liabilities	—	40,950	—	—	40,950
Shareholders’ equity:
Common stock	51,542	102	10	(112)	51,542
Additional paid in capital	307,065	162	115,000	(115,000)	307,227
Retained earnings	9,537	533,191	1,154	—	543,882
Accumulated other comprehensive income	—	(4,238)	—	—	(4,238)
Treasury stock	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	308,286	529,217	116,164	(115,112)	838,555

Total liabilities and shareholders’ equity	$458,453	$1,788,701	$116,843	$(451,526)	$1,912,471

Balance Sheet Information:

December 31, 2001	Airborne, Inc.	Guarantors	Non-guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$191,664	$9,836	$—	$201,500
Accounts receivable	—	28,763	97,277	—	126,040
Spare parts and fuel inventory	—	38,413	—	—	38,413
Refundable income taxes	—	27,161	—	—	27,161
Deferred income tax assets	—	30,572	—	—	30,572
Prepaid expenses and other	—	27,619	402	—	28,021

Total current assets	—	344,192	107,515	—	451,707

Property and equipment, net	—	1,247,373	—	—	1,247,373
Intercompany advances	302,279	452	9,487	(312,218)	—
Equipment deposits and other assets	5,963	41,912	—	(111)	47,764

Total assets	$308,242	$1,633,929	$117,002	$(312,329)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$142,497	$—	$(624)	$141,873
Salaries, wages and related taxes	—	75,458	—	—	75,458
Accrued expenses and income taxes payable	—	145,380	617	—	145,997
Current portion of debt	—	107,410	—	—	107,410

Total current liabilities	—	470,745	617	(624)	470,738

Long-term debt	—	218,053	—	—	218,053
Intercompany liabilities	—	196,593	—	(196,593)	—
Deferred income tax liabilities	—	143,526	—	—	143,526
Postretirement liabilities	—	39,423	—	—	39,423
Other liabilities	—	40,888	—	—	40,888
Shareholders’ equity:
Common stock	51,376	(102)	10	(112)	51,376
Additional paid in capital	304,976	8	115,000	(115,000)	304,984
Retained earnings	11,758	527,411	1,375	—	540,544
Accumulated other comprehensive income	—	(2,820)	—	—	(2,820)
Treasury stock	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	308,242	524,701	116,385	(115,112)	834,216

Total liabilities and shareholders’ equity	$308,242	$1,633,929	$117,002	$(312,329)	$1,746,844

Statement of Operations Information:

Three months ended March 31, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
Revenues	$—	$788,520	$—	$788,520

Operating expenses:
Transportation purchased	—	249,031	—	249,031
Station and ground operations	—	264,119	—	264,119
Flight operations and maintenance	—	125,366	—	125,366
General and administrative	271	63,143	—	63,414
Sales and marketing	—	22,276	—	22,276
Depreciation and amortization	—	49,121	—	49,121

	271	773,056	—	773,327

Earnings (loss) from operations	(271)	15,464	—	15,193

Other income (expense):
Interest, net	(175)	(6,696)	—	(6,871)
Discounts on sales of receivables	—	(965)	(340)	(1,305)
Other	—	1,896	—	1,896

Earnings (loss) before income taxes	(446)	9,699	(340)	8,913
Income tax (expense) benefit	156	(3,920)	119	(3,645)

Net earnings (loss)	$(290)	$5,779	$(221)	$5,268

Three months ended March 31, 2001	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
Revenues	$—	$823,521	$—	$823,521

Operating expenses:
Transportation purchased	—	267,039	—	267,039
Station and ground operations	—	280,374	—	280,374
Flight operations and maintenance	—	151,686	—	151,686
General and administrative	219	65,848	—	66,067
Sales and marketing	—	24,002	—	24,002
Depreciation and amortization	—	52,638	—	52,638

	219	841,587	—	841,806

Loss from operations	(219)	(18,066)	—	(18,285)

Other income (expense):
Interest, net	19,009	(23,506)	—	(4,497)
Discounts on sales of receivables	—	(4,344)	586	(3,758)
Other	—	273	—	273

Earnings (loss) before income taxes	18,790	(45,643)	586	(26,267)
Income tax (expense) benefit	424	9,053	(205)	9,272

Net earnings (loss)	$19,214	$(36,590)	$381	$(16,995)

Statement of Cash Flows Information:

Three months ended March 31, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(290)	$5,779	$(221)	$5,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	(5,051)	65,290	(119)	60,120
Change in current assets and liabilities	(144,992)	162,560	(7,836)	9,732

Net cash provided (used) by operating activities	(150,333)	233,629	(8,176)	75,120

INVESTING ACTIVITIES:
Net cash used by investing activities	—	(27,458)	—	(27,458)

FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	150,333	(6,330)	—	144,003

Net increase (decrease) in cash	—	199,841	(8,176)	191,665
Cash and cash equivalents at January 1	—	191,664	9,836	201,500

Cash and cash equivalents at March 31	$—	$391,505	$1,660	$393,165

Three months ended March 31, 2001	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$19,214	$(36,590)	$381	$(16,995)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	(156)	52,907	206	52,957
Change in current assets and liabilities	(2,621)	57,363	4,939	59,681

Net cash provided by operating activities	16,437	73,680	5,526	95,643

INVESTING ACTIVITIES:
Net cash used by investing activities	—	(24,886)	—	(24,886)

FINANCING ACTIVITIES:
Net cash used by financing activities	(16,437)	(27,820)	—	(44,257)

Net increase in cash	—	20,974	5,526	26,500
Cash and cash equivalents at January 1	—	39,121	1,269	40,390

Cash and cash equivalents at March 31	$—	$60,095	$6,795	$66,890

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We achieved improved quarterly operating performance in the first quarter of 2002. The reduction in operating expenses was the primary factor contributing to the enhanced operating performance compared to the first quarter of 2001. We were able to accomplish this performance despite a difficult economic environment that has hampered shipment and revenue growth. The first quarter of 2002 marks the fourth consecutive quarter of improved operating results. This sequential progress can be attributed to the implementation of key strategic initiatives beginning in 2001, including the expansion of our product line, the implementation of yield management actions, as well as the continued reduction in operating expense levels.

We had net earnings in the first quarter of 2002 of $5.3 million or $.11 per diluted share, including a non-recurring after tax gain of $1.0 million, or $.02 per share, from the sale of certain securities. This compares to a net loss of $17.0 million or $.35 per share in the first quarter of 2001 and net earnings of $2.2 million or $.05 per share in the fourth quarter of 2001. The fourth quarter of 2001 included an after tax credit of $3.2 million, or $.07 per share, related to federal compensation recorded under the Air Transportation Safety and System Stabilization Act, and after tax gains on the sale of radio frequencies of $.6 million or $.01 per share. Excluding those one-time items, a net loss would have been recorded of $.03 per share.

The following table is an overview of our shipments, revenue and weight trends for the quarters indicated:

	Three Months Ended March 31
	2002	2001	Change
Shipments (in thousands):
Domestic
Overnight	39,885	45,618	–12.6%
Next Afternoon Service	13,185	13,428	– 1.8%
Second Day Service	23,797	24,215	– 1.7%
Ground Delivery Service	6,163	—	n/a
100 Lbs. and Over	51	60	–15.0%

Total Domestic	83,081	83,321	– 0.3%

International
Express	1,330	1,600	–16.9%
Freight	87	102	–14.7%

Total International	1,417	1,702	–16.7%

Total Shipments	84,498	85,023	– 0.6%

Average Pounds per Shipment:
Domestic	4.44	4.14	7.2%
International	55.43	51.92	6.8%

Average Revenue per Pound:
Domestic	$1.88	$2.07	– 9.2%
International	$0.98	$1.04	– 5.8%

Average Revenue per Shipment:
Domestic	$8.53	$8.72	– 2.2%
International	$53.95	$54.89	– 1.7%

        Total revenues decreased 4.3% to $789 million in the first quarter of 2002 compared to revenues of $824 million in the first quarter of 2001. Shipment volumes decreased .6% to 84.5 million in the first quarter compared to 85.0 million in the same quarter a year ago. The first quarter of 2002 had one less operating day than in 2001. On a per day basis total shipments increased 1.0% over levels achieved in the first quarter of 2001.

Domestic revenues decreased 2.5% to $712 million in the first quarter of 2002 compared to $730 million in the first quarter of 2001. Domestic shipments were 83.1 million in the first quarter compared to 83.3 million in the first quarter of 2001. On a per day basis, domestic shipments increased 1.3% in the first quarter of 2002 compared to a 3.5% per day increase in the first quarter of 2001 over 2000 levels. Average revenue per domestic shipment was $8.53 compared to $8.72 in the first quarter of 2001. The decline in total domestic revenues and domestic revenue per shipment was due primarily to a higher percentage of total shipments being from lower yielding deferred products and to the reduction in the fuel surcharge.

Domestic revenues in the first quarter of 2002 and 2001 included fuel surcharge revenues which were used to help offset the historically high prices of fuel in our air and surface operations. During 2001 we had in place a fuel surcharge of 4% applied to our air express products and a 1.2% surcharge on our airborne@home and Ground Delivery Service products. The fuel surcharge rates were reduced effective January 14, 2002 to 2.9% on air express products and 1% on airborne@home and ground products. Fuel surcharge revenues totaled $17.8 million in the first quarter of 2002 compared to $24.6 million in the first quarter of 2001.

In early 2002 we took actions to increase rates on both domestic and international express services to improve our shipment yields. These actions included a phased in general rate increase on domestic services commensurate with increases of our major competitors and the introduction of a residential delivery fee and delivery area surcharge fee. These new industry-standard fees match recent competitor actions.

We continued to experience year over year declines in our core express shipment volumes. Core express shipments declined 8.6% in the first quarter compared to a decline of 3.8% in last year’s first quarter. Our core express products are Overnight Express, Next Afternoon Service (NAS) and Second Day Service(SDS) excluding airborne@home shipments. Higher yielding Overnight Express shipments decreased 12.6% in the first quarter of 2002 compared to a decrease of 4.9% in the first quarter of 2001. The NAS product decreased 1.8% in this year’s first quarter compared to a decline of 3.6% a year ago. SDS shipment volumes declined 3.6% compared to a decline of 1.2% in the first quarter of 2001. However, core express product volumes increased 2.2% on a per day basis in the first quarter of 2002 in comparison to the fourth quarter of 2001.

In April 2001 we expanded our service portfolio by introducing our Ground Delivery Service(GDS) product. This new product leverages our sort and linehaul infrastructure and was initially marketed to a targeted customer base. We will be marketing this product to an expanded customer segment more aggressively in the coming quarters subject to an appropriate balance between growth and yields. GDS is an important growth initiative that offers us the opportunity not only to generate revenues from the deferred ground segment, where we have not previously participated, but also to leverage GDS with cross marketing of higher yielding air express shipments. GDS has shown strong growth since its introduction, producing volumes of 5.8 million shipments (excluding .4 million airborne @home shipments shipped via GDS) in the first quarter of 2002, or 92,000 shipments per day. This compares to 3.2 million and 1.5 million shipments in the fourth and third quarters of 2001, respectively.

Our airborne@home product increased 12.1% to 5.9 million shipments in the first quarter of 2002 compared to 5.2 million shipments in the first quarter of 2001. This service is intended to capture primarily business-to-consumer shipments from e-commerce and catalog fulfillment providers. airborne@home utilizes an arrangement with the U.S. Postal Service to provide final delivery of the product.

Total domestic shipments per day increased 1.3% in the first quarter this year compared to last year, as the significant growth in our deferred products offset the decline in our core express shipments.

International revenues decreased 18.2% in the first quarter of 2002 to $76 million compared to $93 million in the first quarter of 2001. Total international shipments decreased 16.7% to 1.4 million shipments in this year’s first quarter compared to an increase of 4.9% to 1.7 million shipments in the first quarter of 2001. Our international express shipments declined 16.9% in the first quarter compared to an increase of 4.6% in the same period of 2001. The international freight shipments declined 14.7% in the first quarter of 2002 compared to an 8.5% increase a year ago. International shipments and revenues were impacted in the first quarter by continued global economic weakness, particularly in U.S. exports.

International margin percentages improved in the first quarter due to cost reduction and yield enhancement measures. However, net segment operating results were impacted due to the lower shipment volumes producing a segment loss from operations of $1.7 million, the same as reported in the first quarter of 2001.

The cost reduction measures implemented during 2001 were instrumental in the improvement in first quarter of 2002 results and the sequential quarterly improvements we have made since the first quarter of 2001. Operating expense per shipment decreased 7.6% to $9.15 in the first quarter of 2002 compared to $9.90 in the first quarter of 2001 and $9.79 for full year of 2001. We have been aggressively managing our costs through numerous cost cutting actions designed to adjust our cost structure to be more in line with the volume levels being generated. The reduction of labor hours combined with modest per day shipment volume growth resulted in significant improvement in productivity of 8.5% in the first quarter of 2002 compared to a .1% improvement in the first quarter of 2001. Our reduction and combination of airline flight segments resulted in a reduction in fuel consumption and savings in maintenance cost. The decline in jet fuel prices also had a positive impact on operating expenses.

Transportation purchased as a percentage of revenues decreased to 31.6% in the first quarter of 2002 as compared to 32.4% in the same period a year ago. Total transportation purchased expense decreased 6.7% in the first quarter compared to last year. The decrease in costs was due, in part, to lower commercial airline and offshore agent costs associated with fewer international shipments. Delivery costs paid to the U.S. Postal Service increased due to the higher volumes of airborne@home shipments.

Station and ground expense as a percentage of revenues was 33.5% in this year’s first quarter compared to 34.0% in the first quarter of 2001. Total station and ground expense decreased 5.8% in the first quarter of 2002 compared to a year ago as a result of significant reductions in labor hours for domestic operations. These reductions were also aided by relatively mild winter weather. While productivity improved, higher wage, benefit and workers compensation costs partially offset the effects of hours reductions.

Flight operations and maintenance expense as a percentage of revenues was 15.9% in the first quarter of 2002 compared to 18.4% in the first quarter of 2001. This category of expense declined 17.4% in the first quarter of 2002 compared to a year ago due in part to lower jet fuel prices and reduced fuel consumption compared to the same period in 2001. The average aviation fuel price per gallon was $.71 in the first quarter compared to $1.00 and $.77 in the first and fourth quarters of 2001, respectively. Aviation fuel consumption decreased 12.0% in the first quarter to 38.4 million gallons compared to a decrease of 4.6% in the first quarter of 2001. The decrease in consumption was primarily due to our efforts to reduce and combine certain flight segments to reduce costs beginning in the second quarter of 2001. Also, the placement of three 767 aircraft in service since the first quarter of 2001 allowed less fuel efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service. The improvement in flight operations and maintenance expense was also aided by lower weather related costs due to the mild weather and lower incurred aircraft maintenance expenses. Lower levels of heavy maintenance expenses were incurred in the first quarter of 2002 than in the same period in 2001, and were 5.8% as a percentage of revenues in the first quarter of 2002 compared to 6.3% in the first quarter of 2001. We anticipate maintenance expenses to increase in the second quarter of 2002 to more historical levels. The relatively high cost of fuel over the past several years has hampered our efforts to enter into fuel hedging contracts at acceptable prices. While we may enter into fuel hedge contracts in the future, no fuel contracts were entered into during 2001 or the first quarter of 2002.

General and administrative expense as a percentage of revenues was 8.0% in the first quarter of 2002 and the first quarter of 2001. Total general and administrative costs decreased 4.0% in the first quarter of 2002 compared to an increase of 8.4% in the first quarter of 2001. We took actions to reduce costs in this category of expense in 2001 and continue to employ strong cost controls over labor and discretionary costs. These cost reduction efforts have helped to mitigate cost pressures from wage and pension cost increases and the reinstatement of certain incentive plans that had been suspended during 2001.

Sales and marketing expenses as a percentage of revenues decreased to 2.8% in the first quarter of 2002 compared to 2.9% in the first quarter of 2001. While costs have been added to increase the number of sales personnel, lower marketing and packaging expenses resulted in a 7.2% decline in this category of expense in comparison to the first quarter of 2001.

Depreciation and amortization expense totaled 6.2% of revenues in the first quarter of 2002 and 6.4% in the first quarter of 2001. Depreciation and amortization expense decreased 6.7% in the first quarter of 2002 compared to 2001 to $49 million due to relatively lower levels of capital expenditures made in 2001 coupled with the timing of certain aircraft assets becoming fully depreciated.

Interest expense increased in the first quarter of 2002 compared to the same period a year ago due to higher levels of outstanding debt coupled with lower levels of capitalized interest. There was no interest capitalized during the first quarter of 2001 compared to $1.1 million of capitalized interest in the first quarter of 2002 on the acquisition and modification of 767 aircraft. Offsetting interest expense was $.8 million of interest income recorded in the first quarter of 2002 from cash equivalent short-term investments.

Discounts on the sales of receivables associated with recording the obligation to fund the purchaser’s costs under our accounts receivable securitization facility were $1.3 million in the first quarter of 2002 compared to $3.8 million in the first quarter of 2001. The decrease in cost is due to lower discounts on amounts sold as a result of the lower interest rate environment. Because of the sales recognition treatment associated with these securitization transactions, the cost is recorded separate from interest expense.

Included in other income in the first quarter of 2002 was a non-recurring gain of $1.7 million from the sale of an equity interest in one of our international agents.

Our effective tax expense rate of 40.9% in the first quarter of 2002 compares to a tax benefit rate of 35.3% in the first quarter of 2001.

We recorded compensation of $13 million in 2001 provided to us under the Air Transportation Safety and System Stabilization Act (“Act”). The Act provided eligible cargo carriers compensation for certain direct losses associated with the closure of the national air system for a two-day period following the terrorist attacks of September 11 and incremental losses through December 31, 2001. The compensation amounts recorded were based on our interpretation of the Act and related rules. We are in the process of completing final information and audit filings with the Department of Transportation (“DOT”) and, while we believe we have complied with the Act, the ultimate amount of proceeds we will realize is subject to audit and interpretation by the DOT. We cannot be assured of the ultimate outcome of the DOT’s final review, but it is possible that a reduction to the amount of compensation previously recognized could occur.

Outlook

The performance of the U.S. and global economies will have an impact on our operating results for the balance of 2002 and beyond. The current lack of certainty regarding sustained economic growth has caused us to expect continued pressure on year over year shipment and revenue growth, particularly in our higher yielding express products for the balance of 2002. During the first six weeks of the second quarter of 2002 core express shipment volumes continue to be lower than core express volumes for the comparable period of 2001.

We expect that our GDS product will continue to show strong growth with current estimates of 130,000 shipments per day in the second quarter of 2002, with 10% to 15% sequential quarterly growth. We expect 3% to 5% sequential quarterly growth in our airborne@home product in the second quarter of 2002. Both product lines should experience seasonal increases in the fourth quarter of the year.

While we continue to aggressively manage costs, it will be difficult to sequentially reduce labor hours and operating costs to the extent achieved in the latter half of 2001 and through the first quarter of 2002. We anticipate labor productivity improvement in the second quarter of 2002, but below the level achieved in the first quarter of the year. Productivity improvement will be much more difficult in the second half of 2002 without volume growth due to the more difficult year over year comparisons. Compensation pressures will also serve to offset some of our anticipated productivity gains.

We mentioned in our Management, Discussion and Analysis included in our Annual Report on Form 10-K that we expected increases in 2002 in employee health care, pension and insurance related costs. While employee healthcare costs trended lower than expected in the first quarter of 2002, we still anticipate that the impact of the increase in these categories of expense will be in the range of $25 to $30 million for the year.

Flight operations costs are also anticipated to be higher during the remainder of the year than the level achieved in the first quarter due to increased scheduled maintenance and higher fuel costs. In April 2002, the price of aviation fuel increased approximately 12% over first quarter of 2002 yet we have not adjusted our fuel surcharge percentages. The fuel surcharge percentage may not necessarily increase or decrease in correlation with the cost of fuel. Accordingly, during a period of rising fuel prices, additional costs may not be offset by corresponding increases in fuel surcharge revenues. We continue to monitor fuel cost trends and may make changes to the surcharge as warranted.

Interest expense is anticipated to increase for the next several quarters due to the March 25, 2002 issuance of $150 million of convertible senior notes. This quarterly increase is expected to be approximately $2.0 million until the maturity of $100 million of senior notes in December of this year.

Our effective tax expense rate is expected to be between 40% and 42% for the balance of 2002.

While growth in our deferred products is encouraging, cost pressures and the lack of core express revenue growth could have an adverse effect on operating results for the remainder of the year.

Financial Condition, Liquidity and Capital Resources

During 2001 we achieved our objectives of increasing our liquidity sources and cash reserves through the renegotiation of our bank credit agreement, increasing the size of our accounts receivable securitization facility and securing financing of five 767 aircraft. These efforts and stringent management over capital expenditures were primary factors in the substantial increase in cash to $201.5 million in cash and cash equivalents on the balance sheet as of December 31, 2001. Operating cash flows in the first quarter of 2002 coupled with proceeds from a $150 million private placement offering of convertible senior notes in March 2002 raised cash and cash equivalent balances to $393.2 million as of March 31, 2002.

Cash provided by operations net of the change in working capital for the first quarter of 2002 was $75.1 million compared to $45.6 million in the first quarter of 2001 (exclusive of $50 million in proceeds from our receivables securitization facility). The improvement in operating cash flow is primarily due to improved operating performance.

Capital expenditures and financing associated with those expenditures are significant factors that affect our financial condition. During the first quarter of 2002 we spent $27.1 million on capital improvements compared to $26.3 million in the first quarter of 2001. Capital spending levels were reduced significantly in 2001 in comparison to previous year levels through management efforts to reduce spending to a level below the level of cash flow generated from operations. We anticipate the level of capital spending for 2002 to be up to $175 million, compared to $126 million in 2001, primarily as a result of committed aircraft acquisitions and technology investments. We took delivery of one 767 aircraft in the first quarter of 2002 and anticipate taking delivery of up to two additional aircraft this year. Growth in the new ground product is not anticipated to require significant capital expenditures since it is designed to leverage our existing sort, linehaul and pickup and delivery infrastructure. We may add additional regional hubs to augment this service, but these will probably be leased facilities and should not require significant capital.

In addition to our existing cash and cash equivalent reserves, we had $50 million in available borrowing capacity under our bank credit agreement as of March 31, 2002. No borrowings were outstanding under this agreement. This facility is collateralized by a substantial majority of our assets and contains certain restrictive covenants. We were in compliance with all restrictive covenants as of March 31, 2002. We also had eligible receivables to support an additional $40 million of sales proceeds under our accounts receivable securitization facility (as of March 31, 2002 we had received $200 million of sales proceeds under this facility).

On March 25, 2002 we completed a private placement offering of $150 million of 5.75% convertible senior notes. The notes are for a five-year term maturing in April 2007. Proceeds from the placement will be used, in part, to pay off $100 million of senior notes that mature in December 2002.

In our opinion, existing cash and cash equivalents coupled with anticipated cash flow from operations and available capacity under the accounts receivable securitization facility and bank credit agreement should provide adequate flexibility for financing capital expenditures and funding debt maturities scheduled in 2002.

While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2002, certain circumstances could arise that would materially affect liquidity. Cash flows from operations could be affected by deterioration in core shipment volumes caused by a continued slow economy, further terrorist attacks, or our inability to successfully implement sales growth initiatives in a cost effective manner. Operating results could also be negatively impacted by prolonged labor disputes or changes in our cost structure from areas such as a significant rise in fuel prices. Weakening operating performance also could result in our inability to remain in compliance with financial covenants contained in our bank credit and accounts receivable securitization agreements, thereby reducing liquidity sources and potentially requiring the use of cash collateral to support outstanding letters of credit. Lower revenues could also cause amounts currently drawn under the securitization facility to be reduced.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in the Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to bad debts, self-insurance reserves, valuation of spare-parts inventory, impairments of property and equipment, income taxes and contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Self-insurance reserves for workers compensation, automobile, and general liability are based upon historical data and recent claim trends. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our results of operations.

We are involved in legal matters that have a degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcome of these matters will not differ materially from our assessment of them. There can also be no assurance that we know all matters that may be brought against us or that we may bring against other parties at any point in time.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142, which was effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS Nos. 142 did not have a significant impact on our financial position or results of operations as of or for the three months ended March 31, 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for companies with fiscal years beginning after June 15, 2002 is not expected to have a significant impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of”, and portions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 requires the use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of discontinued operations. The adoption of SFAS No. 144, which was effective for our first quarter of 2002, did not have a significant impact on our financial position or results of operations.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

The annual meeting of Airborne, Inc. was held at the Sheraton Hotel, 1400 Sixth Avenue, Seattle, Washington on April 30, 2002. A total of 40,353,799 shares were represented at the meeting in person or by proxy, comprising 84% of the outstanding shares of the Company entitled to vote at the meeting on the record date (February 19, 2002).

The following directors were duly elected for terms ending in 2005:

	Votes For	Votes Withheld
James H. Carey	30,771,970	9,581,829
Carl D. Donaway	31,113,563	9,240,236
Andrew B. Kim	30,786,764	9,567,035

The following are continuing directors with terms expiring as indicated:

Terms Expiring in 2003	Terms Expiring in 2004
Richard M. Rosenberg	Harold M. Messmer, Jr.
William Swindells	Mary Agnes Wilderotter
Rosalie J. Wolf

At the meeting, the shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the coming year. The following table sets forth information regarding the voting on that proposal:

Votes Cast For Proposal	Votes Cast Against Proposal	Abstentions
39,800,594	503,459	49,746.

The shareholders also approved the proposal to urge the Board of Directors to take all necessary steps, in compliance with state law, to declassify the Board for the purpose of director elections. The following table sets forth information regarding the voting on that proposal:

Votes Cast For Proposal	Votes Cast Against Proposal	Abstentions
26,132,970	4,800,823	169,113

The shareholders rejected the proposal to request that the Board of Directors adopt a Golden Parachute Policy requiring shareholder approval of certain severance agreements. The following table sets forth information regarding the voting on that proposal:

Votes Cast For Proposal	Votes Cast Against Proposal	Abstentions
9,707,974	20,875,757	519,175

The shareholders approved the proposal to recommend that the Board of Directors seek shareholder approval prior to adopting any poison pill and redeem or terminate any pill now in effect unless it is approved by a shareholder vote. The following table sets forth information regarding the voting on that proposal:

Votes Cast For Proposal	Votes Cast Against Proposal	Abstentions
18,811,656	1,766,553	83,438

After the close of the meeting, the following additional votes were received on the poison pill proposal: For: 42,995; Against: 86,240; Abstentions: 2,376.

The shareholders also approved the proposal to recommend that the Board of Directors adopt a policy of confidential voting at all shareholder meetings. The following table sets forth information regarding the voting on that proposal:

Votes Cast For Proposal	Votes Cast Against Proposal	Abstentions
18,833,561	3,805,669	22,417

After the close of the meeting, the following additional votes were received on the confidential voting proposal: For: 36,843; Against: 92,092; Abstentions: 2,676.

The Board of Directors, at its annual meeting on April 30, 2002, reappointed Carl D. Donaway as Chief Executive Officer and also appointed him Chairman of the Board.

At the meeting, the Board of Directors also declared a quarterly cash dividend of $0.04 per share on the common stock of the Company payable on May 28, 2002 to shareholders of record on May 14, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits—

Exhibit No. 10	Material Contracts

10(a)	Executive Incentive Compensation Plan (EICP) 2000-2004

10(b)	Executive Group Incentive Compensation Plan (EGICP) 2000-2004

10(c)	First Amendment to Amended and Restated Credit Agreement dated March 14, 2002

(b)  Reports on Form 8-K

On March 15, 2002 the Company filed a Form 8-K containing a copy of a press release announcing the Company's intent to raise a total of approximately $100 million of gross proceeds through a private offering of convertible senior notes.

On March 25, 2002 the Company filed a Form 8-K containing copies of press releases announcing that, on March 19, 2002, it had agreed to sell, and on March 25, 2002, it had closed the sale of, $150 million principal amount of convertible senior notes.

On May 9, 2002 the Company filed a Form 8-K to reissue its consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. The reissued financial statements include certain financial information regarding the subsidiaries of the Company that have guaranteed the recently issued convertible senior notes.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AIRBORNE, INC. (Registrant)

Date:	5/14/02	/S/ LANNY H. MICHAEL
Lanny H. Michael Executive Vice President, Chief Financial Officer

Date:	5/14/02	/S/ ROBERT T. CHRISTENSEN
Robert T. Christensen
Chief Accounting Officer