Form 10-Q
period 2002-06-30
AIRBORNE INC /DE/
filed 2002-08-13
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

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

Yes:  ☒    No:  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Common Stock, par value $1 per share Outstanding (net of 3,234,526 treasury shares) as of June 30, 2002	48,396,921 shares

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
REVENUES:
Domestic	$719,913	$720,235	$1,431,980	$1,450,334
International	90,538	91,990	166,991	185,412

	810,451	812,225	1,598,971	1,623,746
OPERATING EXPENSES:
Transportation purchased	267,368	266,085	516,399	533,124
Station and ground operations	265,957	264,780	530,076	545,154
Flight operations and maintenance	132,531	143,686	257,897	295,372
General and administrative	65,237	66,821	128,651	132,888
Sales and marketing	23,492	23,329	45,768	47,331
Depreciation and amortization	46,731	52,684	95,852	105,322

	801,316	817,385	1,574,643	1,659,191

EARNINGS (LOSS) FROM OPERATIONS	9,135	(5,160)	24,328	(23,445)
OTHER INCOME (EXPENSE):
Interest, net	(7,485)	(4,454)	(14,356)	(8,951)
Discounts on sales of receivables	(885)	(2,229)	(2,190)	(5,986)
Other	407	2,304	2,303	2,576

EARNINGS (LOSS) BEFORE INCOME TAXES	1,172	(9,539)	10,085	(35,806)
INCOME TAX (EXPENSE) BENEFIT	715	(3,178)	4,360	(12,450)

NET EARNINGS (LOSS)	$457	$(6,361)	$5,725	$(23,356)

NET EARNINGS (LOSS) PER SHARE:
BASIC	$0.01	$(0.13)	$0.12	$(0.48)

DILUTED	$0.01	$(0.13)	$0.12	$(0.48)

DIVIDENDS PER SHARE	$0.04	$0.04	$0.08	$0.08

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30	December 31
	2002	2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338,063	$201,500
Trade accounts receivable, less allowance of $10,849 and $11,509	224,322	126,040
Spare parts and fuel inventory	37,085	38,413
Refundable income taxes	517	27,161
Deferred income tax assets	30,929	30,572
Prepaid expenses and other	33,496	28,021

TOTAL CURRENT ASSETS	664,412	451,707
PROPERTY AND EQUIPMENT, NET	1,214,131	1,247,373
EQUIPMENT DEPOSITS and OTHER ASSETS	52,424	47,764

TOTAL ASSETS	$1,930,967	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$138,784	$141,873
Salaries, wages and related taxes	81,233	75,458
Accrued expenses	148,978	145,997
Current portion of debt	108,173	107,410

TOTAL CURRENT LIABILITIES	477,168	470,738
LONG-TERM DEBT	366,387	218,053
DEFERRED INCOME TAX LIABILITIES	144,717	143,526
POST RETIREMENT LIABILITIES	66,964	39,423
OTHER LIABILITIES	38,816	40,888

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value—
Authorized 6,000,000 shares, no shares issued
Common stock, par value $1 per share—
Authorized 120,000,000 shares
Issued 51,631,447 and 51,375,711 shares	51,631	51,376
Additional paid-in capital	308,553	304,984
Retained earnings	542,163	540,544
Accumulated other comprehensive income	(5,574)	(2,820)

	896,773	894,084
Treasury stock, 3,234,526 and 3,240,526 shares, at cost	(59,858)	(59,868)

	836,915	834,216

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,930,967	$1,746,844

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30
	2002	2001
OPERATING ACTIVITIES:
Net earnings (loss)	$5,725	$(23,356)
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	95,852	105,322
Deferred income taxes	834	9,623
Postretirement obligations	23,537	3,427
Other	(3,759)	(2,299)

CASH PROVIDED BY OPERATIONS	122,189	92,717
Change in:
Receivable securitization facility	(100,000)	50,000
Receivables	1,718	24,764
Inventories and prepaid expenses	(4,147)	(5,327)
Refundable income taxes	26,644	(3,669)
Accounts payable	(3,089)	(30,163)
Accrued expenses, salaries and taxes payable	12,759	17,405

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,074	145,727

INVESTING ACTIVITIES:
Additions to property and equipment	(57,694)	(73,389)
Proceeds from sale of securities	3,778	—
Proceeds from sale of radio frequencies	—	2,071
Other	(6,995)	15

NET CASH USED BY INVESTING ACTIVITIES	(60,611)	(71,303)

FINANCING ACTIVITIES:
Payments on bank notes, net	—	(85,000)
Issuance of convertible debt, net of issuance costs	145,125	—
Principal payments on debt	(3,753)	(234)
Exercise of stock options	3,834	782
Dividends paid	(3,864)	(3,848)
Shareholder rights redemption	(242)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	141,100	(88,300)

NET INCREASE (DECREASE) IN CASH	136,563	(13,876)

CASH AND CASH EQUIVALENTS AT JANUARY 1	201,500	40,390

CASH AND CASH EQUIVALENTS AT JUNE 30	$338,063	$26,514

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Capital leases entered into during the period	$2,850	—

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (Unaudited)

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

NOTE B—ACCOUNTS RECEIVABLE:

Trade accounts receivable exclude amounts sold under the Company’s accounts receivable securitization facility. As of June 30, 2002, we had $100.0 million of outstanding accounts receivable securitized in comparison to $200.0 million securitized as of December 31, 2001. In May 2002, the amount of receivables securitized were reduced by $100.0 million.

NOTE C—LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30 2002	December 31 2001
	(In thousands)
Senior debt:
Senior notes	$200,000	$200,000
Convertible senior notes	150,000	—
Aircraft loan	59,640	61,651
Capital lease obligations	44,525	43,070
Revenue bonds	13,200	13,200
Other debt	7,195	7,542

	474,560	325,463
Less current portion	(108,173)	(107,410)

	$366,387	$218,053

On March 25, 2002, the Company issued $150,000,000 of 5.75% Convertible Senior Notes (“Notes”) due April 2007. The proceeds of the sale are intended, in part, to fund the repayment of $100,000,000 of 8.875% senior notes due December 15, 2002 at their stated maturity. The Notes are convertible into shares of the Company’s common stock, at the option of the holder, at a conversion rate of 42.7599 shares per each $1,000 principal amount of Notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of $23.39 per share. At the current conversion price, a total of 6,413,985 shares are issuable upon full conversion of the notes.

The Company’s revolving bank credit agreement provides for a total commitment of $275,000,000 and expires in June 2004. The agreement provides that the Company pledge a substantial majority of its assets as collateral to secure the commitment, reduce available borrowing capacity by the amount of outstanding letters of credit and maintain compliance with certain restrictive covenants. Capacity under the facility is dependent on a borrowing base determined by the amount of eligible collateral, with a maximum commitment of $275,000,000. At June 30, 2002, the Company had eligible collateral in the borrowing base to support $214,000,000 of the $275,000,000 commitment. The Company has the ability to increase the borrowing base by pledging additional eligible collateral. At June 30, 2002, available capacity under the agreement, net of outstanding letters of credit, was $110,000,000. At June 30, 2002, no borrowings were outstanding under the agreement and the Company was in compliance with restrictive covenants including covenants requiring the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), leverage and debt service coverage ratios and required levels of liquidity. The agreement also restricts the Company from declaring or paying dividends on its common stock during any calendar quarter in excess of $2,000,000 plus up to an additional

$300,000 of dividends on any common stock issued upon conversion of the Notes. The agreement also permitted a one-time payment of $242,000 ($.005 per share) made in May 2002 to shareholders upon redemption and termination of the Company’s shareholder rights plan. The Company’s $200,000,000 of outstanding non-convertible senior notes are also collateralized by assets of the Company.

The Company’s ratio of earnings to fixed charges was 1.06 for the quarter ended June 30, 2002. Fixed charges exceeded earnings by $10.1 million for the quarter ended June 30, 2001.

NOTE D—EARNINGS PER SHARE:

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options and, when dilutive, the assumed conversion of the convertible senior notes.

Weighted average shares outstanding used in earnings per share computations were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,356,841	48,103,545	48,304,960	48,091,590
Diluted	48,981,739	48,103,545	48,785,437	48,092,008

NOTE E—SEGMENT INFORMATION

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

The following is a summary of key segment information (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
SEGMENT REVENUES:
Domestic	$719,913	$720,235	$1,431,980	$1,450,334
International	90,538	91,990	166,991	185,412

	$810,451	$812,225	$1,598,971	$1,635,746

SEGMENT EARNINGS (LOSS) FROM OPERATIONS:
Domestic	$9,496	$(4,622)	$26,428	$(21,150)
International	(361)	(538)	(2,100)	(2,295)

	$9,135	$(5,160)	$24,328	$(23,445)

NOTE F—OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the three and six month periods ended June 30, 2002 and 2001, respectively (in thousands):

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2002
Unrealized securities gains arising during the period	$(487)	$188	$(299)	$192	$(74)	$118
Less: Reclassification adjustment for gains realized in net income	—	—	—	(1,656)	638	(1,018)

Net unrealized securities losses	(487)	188	(299)	(1,464)	564	(900)
Foreign currency translation adjustments	386	(149)	237	130	(50)	80
Unrealized loss on interest rate swap	(2,071)	797	(1,274)	(1,414)	544	(870)
Additional minimum pension liabilities	—	—	—	(1,729)	665	(1,064)

Other comprehensive income	$(2,172)	$836	$(1,336)	$(4,477)	$1,723	$(2,754)

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2001
Unrealized securities gains arising during the period	$312	$(120)	$192	$168	$(65)	$103
Less: Reclassification adjustment for gains realized in net income	—	—	—	(32)	12	(20)

Net unrealized securities gains	312	(120)	192	136	(53)	83
Foreign currency translation adjustments	(109)	30	(79)	(310)	97	(213)

Other comprehensive income	$203	$(90)	$113	$(174)	$44	$(130)

NOTE G—RESTRUCTURING CHARGE

In the second quarter of 2002, the Company announced it was taking steps to reduce costs through realignment of operations and reduction of personnel and overhead expenses both in the U.S. and overseas. The Company recorded a restructuring charge of $2.3 million in connection with such changes. A total of approximately 175 employees located at the Company’s station operations were terminated and provided severance benefits totaling $1.3 million, of which $.7 million had been paid at June 30, 2002. An additional $1.0 million was accrued for lease costs, net of estimated sublease income, for the closure of certain facilities.

NOTE H—BUSINESS ACQUISITION

On June 19, 2002, the Company acquired 100% of the outstanding common stock of Pagtrans SA, a French international transportation services company providing air express, air freight, ocean freight, logistics and customs brokerage services. The acquisition is intended to provide the Company an improved presence in France and throughout the region. Since 1997, Pagtrans SA had been the Company’s independent service agent in France.

The acquisition price will range from a minimum of $18,000, which was paid as of June 30, 2002, to a maximum of $670,000, including direct costs. The actual acquisition price will be determined in late 2002 based on a final measurement of the fair value of current assets and liabilities as of the purchase date.

The Company recorded assets and liabilities (primarily current assets and liabilities) of approximately $7.6 million and $7.5 million, respectively, as of the purchase date in connection with the transaction and goodwill of approximately $.6 million. The allocation of this excess purchase price has not been finalized and is subject to the ultimate determination of the purchase price and further review of the fair value of assets acquired and liabilities assumed. The operating results of Pagtrans have been included in the Company’s results of operations since the acquisition date though were not material to the Company’s consolidated results of operations for the six months ended June 30, 2002 and 2001. The Company does not anticipate the acquisition will result in material changes to future international revenues and expenses.

NOTE I—NEW ACCOUNTING PRONOUNCEMENTS

Effective January 2002, the Company implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This standard requires, among other things, the discontinuance of goodwill amortization and that transitional goodwill impairment tests be performed within six months from the date of adoption. The Company has completed its transitional tests and determined no impairment adjustments were necessary as of June 30, 2002. The total amount of goodwill recorded and included in equipment deposits and other assets on the consolidated balance sheet was $2.8 million as of June 30, 2002. Net losses and basic and diluted earnings per share for the quarter and six months ended June 30, 2001, excluding goodwill amortization expense, would not have materially differed from amounts reported. Goodwill expense for second quarter and first half of 2001 was $33,000 and $67,000, respectively.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for companies with fiscal years beginning after June 15, 2002, is not expected to have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires capital leases that are modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provision of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002.

Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF Issue 94-3, required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

NOTE J—SUPPLEMENTAL GUARANTOR INFORMATION—SENIOR NOTES

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

AEI provides domestic and international delivery services in addition to performing customer service, sales and marketing activities. ABX is a certificated air carrier that owns and operates the domestic express cargo services for which AEI is the sole customer. ABX also offers air charter services on a limited basis to third-party customers. FTZ owns certain aircraft parts inventories that it sells primarily to ABX but also has limited sales to third-party customers. FTZ is also the holder of a foreign trade zone certificate at the Wilmington airport property. WAP is the owner of the Wilmington airport property, which includes the Company’s main sort facility, aircraft maintenance facilities, runways and related airport facilities and airline administrative and training facilities. ABX is the only substantial occupant and customer of WAP. SKY provides expedited courier services and regional logistics warehousing primarily to third-party customers.

Revenues and net earnings recorded by ABX, FTZ and WAP are controlled by the Company and are based on various discretionary factors. Investment balances and revenues between Guarantors have been eliminated for purposes of presenting financial information below. Intercompany advances and liabilities represent net amounts due between the various entities. The Company provides its subsidiaries with a majority of the cash necessary to fund operating and capital expenditure requirements.

The following are consolidating condensed balance sheets of the Company as of June 30, 2002 and December 31, 2001 and the related consolidating condensed statements of operations and cash flows for the three months and six months ended June 30, 2002 and 2001, respectively:

Statement of Operations Information:

	Three months ended June 30, 2002					Six months ended June 30, 2002
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
		(in thousands)				(in thousands)
Revenues	$794,778	$—	$15,673	$—	$810,451	$1,567,819	$—	$31,152	$—	$1,598,971
Operating expenses:
Transportation purchased	480,542	—	(213,174)	—	267,368	949,614	—	(433,215)	—	516,399
Station and ground operations	224,816	—	41,141	—	265,957	448,298	—	81,778	—	530,076
Flight operations and maintenance	(869)	—	133,989	(589)	132,531	(1,324)	—	260,424	(1,203)	257,897
General and administrative	46,503	518	18,175	41	65,237	91,292	789	36,491	79	128,651
Sales and marketing	23,261	—	231	—	23,492	45,337	—	431	—	45,768
Depreciation and amortization	10,926	—	35,723	82	46,731	22,739	—	72,948	165	98,852

	785,179	518	16,085	(466)	801,316	1,555,956	789	18,857	(959)	1,574,643

Earnings (loss) from operations	9,599	(518)	(412)	466	9,135	11,863	(789)	12,295	959	24,328
Other income (expense):
Dividend income	(5,885)	175	(1,775)	—	(7,485)	(10,640)	—	(3,716)	—	(14,356)
Discounts on sales of receivables	(1,001)	—	(1)	117	(885)	(1,966)	—	(1)	(223)	(2,190)
Other	407	—	—	—	407	2,303	—	—	—	2,303

Earnings (loss) before income taxes	3,120	(343)	(2,188)	583	1,172	1,560	(789)	8,578	736	10,085
Income tax (expense) benefit	(1,078)	120	121	122	(715)	(912)	276	(4,137)	413	(4,360)

Net earnings (loss)	$2,042	$(223)	$(2,067)	$705	$457	$648	$(513)	$4,441	$1,149	$5,725

Statement of Operations Information:

	Three months ended June 30, 2001					Six months ended June 30, 2001
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)					(in thousands)
Revenues	$791,431	$—	$20,794	$—	$812,225	$1,597,615	$—	$38,131	$—	$1,635,746
Operating expenses:
Transportation purchased	507,005	—	(240,920)	—	266,085	1,019,945	—	(486,821)	—	533,124
Station and ground operations	224,109	—	40,671	—	264,780	460,986	—	84,168	—	545,154
Flight operations and maintenance	(162)	—	144,488	(640)	143,686	(162)	—	296,833	(1,299)	295,372
General and administrative	52,736	228	13,818	39	66,821	100,781	447	31,581	79	132,888
Sales and marketing	22,995	—	334	—	23,329	46,639	—	692	—	47,331
Depreciation and amortization	12,458	150	39,992	84	52,684	24,530	150	80,477	165	105,322

	819,141	378	(1,617)	(517)	817,385	1,652,719	597	6,930	(1,055)	1,659,191

Earnings (loss) from operations	(27,710)	(378)	22,411	517	(5,160)	(55,104)	(597)	31,201	1,055	(23,445)
Other income (expense):
Interest, net	1,020	(585)	(4,889)	—	(4,454)	2,353	18,424	(29,728)	—	(8,951)
Discounts on sales of receivables	(3,170)	—	—	941	(2,229)	(7,514)	—	—	1,527	(5,987)
Other	2,304	—	—	—	2,304	2,577	—	—	—	2,577

Earnings (loss) before income taxes	(27,556)	(963)	17,522	1,458	(9,539)	(57,688)	17,827	1,473	2,582	(35,806)
Income tax (expense) benefit	9,696	337	(6,886)	31	3,178	20,510	761	(8,656)	(165)	12,450

Net earnings (loss)	$(17,860)	$(626)	$10,636	$1,489	$(6,361)	$(37,178)	$18,588	$(7,183)	$2,417	$(23,356)

Balance Sheet Information:

June 30, 2002	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non-guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$336,947	$—	$106	$1,010	$—	$338,063
Trade accounts receivable, less allowance	19,863	—	10,204	194,255	—	224,322
Spare parts and fuel inventory	—	—	34,326	2,759	—	37,085
Refundable income taxes	517	—	—	—	—	517
Deferred income tax assets	30,929	—	—	—	—	30,929
Prepaid expenses and other	19,191	—	13,805	500	—	33,496

Total current assets	407,447	—	58,441	198,524	—	664,412

Property & equipment, net	96,791	—	1,113,244	4,096	—	1,214,131
Intercompany advances	96,502	348,841	(99,584)	23,677	(369,436)	—
Equipment deposits and other assets	32,302	110,948	9,275	10	(100,111)	52,424

Total assets	$633,042	$459,789	$1,081,376	$226,307	$(469,547)	$1,930,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,709	$—	$38,822	$3,488	$(235)	$138,784
Salaries, wages and related taxes	48,840	—	32,394	(1)	—	81,233
Accrued expenses	139,858	2,325	6,496	299	—	148,978
Current portion of debt	101,378	—	6,795	—	—	108,173

Total current liabilities	386,785	2,325	84,507	3,786	(235)	477,168

Long-term debt	105,710	150,000	110,677	—	—	366,387
Intercompany liabilities	—	—	254,200	—	(254,200)	—
Deferred income tax liabilities	(5,780)	—	149,965	532	—	144,717
Post retirement liabilities	50,888	—	16,076	—	—	66,964
Other liabilities	38,816	—	—	—	—	38,816
Shareholders’ equity:
Common stock	1	51,631	(9)	120	(112)	51,631
Additional paid-in capital	—	308,553	(753)	215,753	(215,000)	308,553
Retained earnings net	62,196	7,138	466,713	6,116	—	542,163
Accumulated other comprehensive income	(5,574)	—	—	—	—	(5,574)
Treasury stock	—	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	56,623	307,464	465,951	221,989	(215,112)	836,915

Total liabilities and shareholders’ equity	$633,042	$459,789	$1,081,376	$226,307	$(469,547)	$1,930,967

Balance Sheet Information:
December 31, 2001	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$191,629	$—	$607	$9,264	$—	$201,500
Trade accounts receivable, less allowance	18,706	—	10,113	97,289	(68)	126,040
Spare parts and fuel inventory	—	—	36,272	2,141	—	38,413
Refundable income taxes	27,161	—	—	—	—	27,161
Deferred income tax assets	30,572	—	—	—	—	30,572
Prepaid expenses and other	13,918	—	13,627	476	—	28,021

Total current assets	281,986	—	60,619	109,170	(68)	451,707

Property & equipment, net	109,622	—	1,133,490	4,261	—	1,247,373
Intercompany advances	157,681	302,279	12,949	12,884	(485,793)	—
Equipment deposits and other assets	31,078	5,963	16,224	10	(5,511)	47,764

Total assets	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,867	$—	$53,146	$4,552	$(692)	$141,873
Salaries, wages and related taxes	46,976	—	28,482	—	—	75,458
Accrued expenses	139,132	—	6,261	604	—	145,997
Current portion of debt	100,877	—	6,533	—	—	107,410

Total current liabilities	371,852	—	94,422	5,156	(692)	470,738

Long-term debt	103,951	—	114,102	—	—	218,053
Intercompany liabilities	—	—	370,168	—	(370,168)	—
Deferred income tax liabilities	(6,967)	—	150,164	329	—	143,526
Post retirement liabilities	11,905	—	27,518	—	—	39,423
Other liabilities	40,888	—	—	—	—	40,888
Shareholders’ equity:
Common stock	1	51,376	(9)	120	(112)	51,376
Additional paid-in capital	8	304,976	3,171	115,753	(118,924)	304,984
Retained earnings net	61,549	11,758	463,746	4,967	(1,476)	540,544
Accumulated other comprehensive income	(2,820)	—	—	—	—	(2,820)
Treasury stock	—	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	58,738	308,242	466,908	120,840	(120,512)	834,216

Total liabilities and shareholders’ equity	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

Statement of Cash Flows Information:

	Three months ended June 30, 2002					Six months ended June 30, 2002
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
		(in thousands)					(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$2,041	$(223)	$(2,065)	$704	$457	$647	$(513)	$4,443	$1,148	$5,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	12,358	(99,934)	43,960	99,960	56,344	54,503	(104,985)	67,194	99,752	116,464
Change in current assets and liabilities	(60,826)	101,030	(15,474)	(100,577)	(75,847)	103,273	(43,962)	(16,272)	(109,154)	(66,115)

Net cash provided (used) by operating activities	(46,427)	873	26,421	87	(19,046)	158,423	(149,460)	55,365	(8,254)	56,074
INVESTING ACTIVITIES:
Net cash used by investing activities	(7,687)	—	(25,466)	—	(33,153)	(7,910)	—	(52,701)	—	(60,611)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(409)	(873)	(1,621)	—	(2,903)	(5,195)	149,460	(3,165)	—	141,100

Net increase (decrease) in cash	(54,523)	—	(666)	87	(55,102)	145,318	—	(501)	(8,254)	136,563
Cash and cash equivalents at January 1	391,470	—	772	923	393,165	191,629	—	607	9,264	201,500

Cash and cash equivalents at June 30	$336,947	$—	$106	$1,010	$338,063	$336,947	$—	$106	$1,010	$338,063

	Three months ended June 30, 2001					Six months ended June 30, 2001
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)					(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(17,860)	$(627)	$10,637	$1,489	$(6,361)	$(37,178)	$18,587	$(7,182)	$2,417	$(23,356)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	10,758	(1,103)	55,478	54	65,187	12,154	(1,259)	105,740	(562)	96,073
Change in current assets and liabilities	(41,237)	64,270	(24,299)	(5,405)	(6,671)	30,332	61,649	(37,196)	(1,775)	53,010

Net cash provided (used) by operating activities	(48,339)	62,540	41,816	(3,862)	52,155	5,308	78,977	61,362	80	145,727
INVESTING ACTIVITIES:
Net cash used by investing activities	(7,484)	(151)	(40,848)	(5)	(48,488)	(10,911)	(151)	(60,183)	(58)	(71,303)
FINANCING ACTIVITIES:
Net cash provided (used) By financing activities	18,465	(62,389)	(119)	—	(44,043)	(9,239)	(78,826)	(235)	—	(88,300)

Net increase (decrease) in Cash	(37,358)	—	849	(3,867)	(40,376)	(14,842)	—	944	22	(13,876)
Cash and cash equivalents at January 1	60,038	—	147	6,705	66,890	37,522	—	52	2,816	40,390

Cash and cash equivalents at June 30	$22,680	$—	$996	$2,838	$26,514	$22,680	$—	$996	$2,838	$26,514

NOTE K—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

On March 25, 2002, the Company issued $150 million of 5.75% Convertible Senior Notes due April 2007 (“Notes”). In connection with the issuance of these Notes, the Company and certain subsidiaries (collectively, “Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are AEI, ABX, SKY, WAP, FTZ, Aviation Fuel, Inc. (“AFI”) and Sound Suppression, Inc. (“SSI”). AEI provides domestic and international delivery services in addition to performing customer service, sales and marketing activities. AFI purchases and sells aviation and other fuels. SSI retrofits company aircraft with hush kits to meet noise regulations. A description of the operating activities of the other guarantors and their relationship to the Company is contained in Note J.

The following are consolidating condensed balance sheets of the Company as of June 30, 2002 and December 31, 2001 and the related consolidating condensed statements of operations and cash flows for the three months and six months ended June 30, 2002 and June 30, 2001, respectively. A description regarding the basis of presenting these statements is contained in Note I.

Statement of Operations Information:

	Three months ended June 30, 2002				Six months ended June 30, 2002
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)				(in thousands)
Revenues	$—	$810,451	$—	$810,451	$—	$1,598,971	$—	$1,598,971
Operating expenses:
Transportation purchased	—	267,368	—	267,368	—	516,399	—	516,399
Station and ground operations	—	265,957	—	265,957	—	530,076	—	530,076
Flight operations and maintenance	—	132,531	—	132,531	—	257,897	—	257,897
General and administrative	518	64,719	—	65,237	789	127,862	—	128,651
Sales and marketing	—	23,492	—	23,492	—	45,768	—	45,768
Depreciation and amortization	—	46,731	—	46,731	—	95,852	—	95,852

	518	800,798	—	801,316	789	1,573,854	—	1,574,643

Earnings (loss) from operations	(518)	9,653	—	9,135	(789)	25,117	—	24,328
Other income (expense):
Interest, net	175	(7,660)	—	(7,485)	—	(14,356)	—	(14,356)
Discounts on sales of receivables	—	(1,002)	117	(885)	—	(1,967)	(223)	(2,190)
Other	—	407	—	407	—	2,303	—	2,303

Earnings (loss) before income taxes	(343)	1,398	117	1,172	(789)	11,097	(223)	10,085
Income tax (expense) benefit	120	(794)	(41)	(715)	276	(4,714)	78	(4,360)

Net earnings (loss)	$(223)	$604	$76	$457	$(513)	$6,383	$(145)	$5,725

	Three months ended June 30, 2001				Six months ended June 30, 2001
	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated
	(in thousands)				(in thousands)
Revenues	$—	$812,225	$—	$812,225	$—	$1,635,746	$—	$1,635,746
Operating expenses:
Transportation purchased	—	266,085	—	266,085	—	533,124	—	533,124
Station and ground operations	—	264,780	—	264,780	—	545,154	—	545,154
Flight operations and maintenance	—	143,686	—	143,686	—	295,372	—	295,372
General and administrative	228	66,593	—	66,821	447	132,441	—	132,888
Sales and marketing	—	23,329	—	23,329	—	47,331	—	47,331
Depreciation and amortization	150	52,534	—	52,684	150	105,172	—	105,322

	378	817,007	—	817,385	597	1,658,594	—	1,659,191

Loss from operations	(378)	(4,782)	—	(5,160)	(597)	(22,848)	—	(23,445)
Other income (expense):
Interest, net	(585)	(3,869)	—	(4,454)	18,424	(27,375)	—	(8,951)
Discounts on sales of receivables	—	(3,170)	941	(2,229)	—	(7,514)	1,527	(5,987)
Other	—	2,304	—	2,304	—	2,577	—	2,577

Earnings (loss) before income taxes	(963)	(9,517)	941	(9,539)	17,827	(55,160)	1,527	(35,806)
Income tax (expense) benefit	337	3,171	(330)	3,178	761	12,224	(535)	12,450

Net earnings (loss)	$(626)	$(6,346)	$611	$(6,361)	$18,588	$(42,936)	$992	$(23,356)

Balance Sheet Information:

June 30, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
		(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$336,982	$1,081	$—	$338,063
Trade accounts receivable, less allowance	—	30,126	194,196	—	224,322
Spare parts and fuel inventory	—	37,085	—	—	37,085
Refundable income taxes	—	517	—	—	517
Deferred income tax assets	—	30,929	—	—	30,929
Prepaid expenses and other	—	33,173	323	—	33,496

Total current assets	—	468,812	195,600	—	664,412

Property and equipment, net	—	1,214,131	—	—	1,214,131
Intercompany advances	348,841	(355)	20,950	(369,436)	—
Equipment deposits and other assets	110,948	41,587	—	(100,111)	52,424

Total assets	$459,789	$1,724,175	$216,550	$(469,547)	$1,930,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$139,019	$—	$(235)	$138,784
Salaries, wages and related taxes	—	81,233	—	—	81,233
Accrued expenses	2,325	146,343	310	—	148,978
Current portion of debt	—	108,173	—	—	108,173

Total current liabilities	2,325	474,768	310	(235)	477,168

Long-term debt	150,000	216,387	—	—	366,387
Intercompany liabilities	—	254,200	—	(254,200)	—
Deferred income tax liabilities	—	144,717	—	—	144,717
Post retirement liabilities	—	66,964	—	—	66,964
Other liabilities	—	38,816	—	—	38,816
Shareholders’ equity:
Common stock	51,631	102	10	(112)	51,631
Additional paid-in capital	308,553	—	215,000	(215,000)	308,553
Retained earnings	7,138	533,795	1,230	—	542,163
Accumulated other comprehensive income	—	(5,574)	—	—	(5,574)
Treasury stock	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	307,464	528,323	216,240	(215,112)	836,915

Total liabilities and shareholders’ equity	$459,789	$1,724,175	$216,550	$(469,547)	$1,930,967

Balance Sheet Information:
December 31, 2001	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
		(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$191,664	$9,836	$—	$201,500
Accounts receivable	—	28,763	97,277	—	126,040
Spare parts and fuel inventory	—	38,413	—	—	38,413
Refundable income taxes	—	27,161	—	—	27,161
Deferred income tax assets	—	30,572	—	—	30,572
Prepaid expenses and other	—	27,619	402	—	28,021

Total current assets	—	344,192	107,515	—	451,707
Property and equipment, net	—	1,247,373	—	—	1,247,373
Intercompany advances	302,279	452	9,487	(312,218)	—
Equipment deposits and other assets	5,963	41,912	—	(111)	47,764

Total assets	$308,242	$1,633,929	$117,002	$(312,329)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$142,497	$—	$(624)	$141,873
Salaries, wages and related taxes	—	75,458	—	—	75,458
Accrued expenses	—	145,380	617	—	145,997
Current portion of debt	—	107,410	—	—	107,410

Total current liabilities	—	470,745	617	(624)	470,738
Long-term debt	—	218,053	—	—	218,053
Intercompany liabilities	—	196,593	—	(196,593)	—
Deferred income tax liabilities	—	143,526	—	—	143,526
Post retirement liabilities	—	39,423	—	—	39,423
Other liabilities	—	40,888	—	—	40,888
Shareholders’ equity:
Common stock	51,376	102	10	(112)	51,376
Additional paid-in capital	304,976	8	115,000	(115,000)	304,984
Retained earnings	11,758	527,411	1,375	—	540,544
Accumulated other comprehensive income	—	(2,820)	—	—	(2,820)
Treasury stock	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	308,242	524,701	116,385	(115,112)	834,216

Total liabilities and shareholders’ equity	$308,242	$1,633,929	$117,002	$(312,329)	$1,746,844

Statement of Cash Flows Information:
	Three months ended June 30, 2002				Six months ended June 30, 2002
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)				(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(223)	$604	$76	$457	$(513)	$6,383	$(145)	$5,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	(99,934)	56,237	100,041	56,344	(104,985)	121,527	99,922	116,464
Change in current assets and liabilities	101,030	(76,181)	(100,696)	(75,847)	(43,962)	86,379	(108,532)	(66,115)

Net cash provided (used) by operating activities	873	(19,340)	(579)	(19,046)	(149,460)	214,289	(8,755)	56,074
INVESTING ACTIVITIES:
Net cash used by investing activities	—	(33,153)	—	(33,153)	—	(60,611)	—	(60,611)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(873)	(2,030)	—	(2,903)	149,460	(8,360)	—	141,100

Net increase (decrease) in cash	—	(54,523)	(579)	(55,102)	—	145,318	(8,755)	136,563
Cash and cash equivalents at January 1	—	391,505	1,660	393,165	—	191,664	9,836	201,500

Cash and cash equivalents at June 30	$—	$336,982	$1,081	$338,063	$—	$336,982	$1,081	$338,063

	Three months ended June 30, 2001				Six months ended June 30, 2001
	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated
	(in thousands)				(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(627)	$(6,346)	$612	$(6,361)	$18,587	$(42,936)	$993	$(23,356)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	(1,104)	63,891	329	63,116	(1,260)	116,798	535	116,073
Change in current assets and liabilities	64,270	(66,983)	(3,958)	(6,671)	61,649	(9,620)	981	53,010

Net cash provided (used) by operating activities	62,539	(9,438)	(3,017)	50,084	78,976	64,242	2,509	145,727
INVESTING ACTIVITIES:
Net cash used by investing activities	(150)	(46,267)	—	(46,417)	(150)	(71,153)	—	(71,303)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(62,389)	18,346	—	(44,043)	(78,826)	(9,474)	—	(88,300)

Net increase (decrease) in cash	—	(37,359)	(3,017)	(40,376)	—	(16,385)	2,509	(13,876)
Cash and cash equivalents at January 1	—	60,095	6,795	66,890	—	39,121	1,269	40,390

Cash and cash equivalents at June 30	$—	$22,736	$3,778	$26,514	$—	$22,736	$3,778	$26,514

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We achieved improved operating performance in the second quarter and first half of 2002 compared to the same periods in 2001. This progress can be attributed primarily to a reduction in operating expenses, the implementation of key strategic initiatives beginning in 2001, including the expansion of our product line, and the implementation of yield management actions. This performance was accomplished despite a difficult economic environment that has hampered our core domestic air shipment and revenue growth. In the second quarter of 2002, we continued to address our cost structure and made certain domestic and international operational realignments that are intended to further reduce operating costs.

We reported net earnings in the second quarter of 2002 of $.5 million or $.01 per diluted share, including a non-recurring restructuring charge of $2.3 million, or $1.4 million after tax, or $.03 per share. This compares to a net loss of $6.4 million or $.13 per share in the second quarter of 2002, which included gains on the sale of radio frequencies of $1.4 million after tax or $.03 per share and a non-recurring restructuring charge of $1.9 million or $.04 per share. Net earnings of $5.3 million or $.11 per share were recorded in the first quarter of 2002. The first quarter of 2002 included a non-recurring gain of $1.0 million after tax, or $.02 per share, from the sale of certain securities.

We reported net earnings for the first half of 2002 of $5.7 million or $.12 per diluted share, including the previously mentioned $.03 per share after tax restructuring charge and non-recurring securities gain of $.02 per share. This compares to a net loss of $23.4 million or $.48 per share in the first six months of 2002 that included radio frequency sale gains of $.03 per share and restructuring charges of $.04 per share.

We took actions in the second quarter of 2002 to lower our cost structure through both domestic and international operational realignments. Collectively, these actions are anticipated to provide annual costs savings of between $12.0 million and $14.0 million or $3.0 to $3.5 million on a quarterly basis. We estimate these actions provided a $.9 million cost savings in the second quarter of 2002 with the remaining quarterly savings of $2.0 to $2.5 million to be realized beginning in the third quarter of 2002. The domestic cost actions included the consolidation of a customer service call center and reducing certain categories of labor hours in our domestic station operations. We estimate these actions will provide between $8.0 million and $9.0 million of the total projected annual cost savings. Our international realignment included the integration of some of our separate U.S. international gateways into our domestic operations to leverage our labor, management and facilities infrastructure. Labor and other costs were also reduced in our offshore locations. These international changes are anticipated to provide annual savings of between $4.0 million and $5.0 million. To implement these realignments we incurred a $2.3 million non-recurring restructuring charge for employee severance and lease termination costs. Of the charge, $1.0 million was attributed to the domestic actions and $1.3 million was associated with the international changes. The charge was recorded as a component of general and administrative expense.

The following table is an overview of our shipments, revenue and weight trends for the periods indicated:

	Three Months Ended June 30			Six Months Ended June 30
	2002	2001	Change	2002	2001	Change
Shipments (in thousands):
Domestic
Overnight	39,806	44,139	(9.8%)	79,690	89,757	(11.2%)
Next Afternoon Service	12,999	13,208	(1.6%)	26,184	26,636	(1.7%)
Second Day Service	17,421	18,805	(7.4%)	35,726	37,745	(5.3%)
Ground Delivery Service	8,824	329	NM	14,614	329	NM
Airborne@home	4,991	5,525	(9.7%)	10,857	10,800	0.5%
100 Lbs. and Over	55	67	(17.9%)	106	127	(16.5%)

Total Domestic	84,096	82,073	2.5%	167,177	165,394	1.1%

International
Express	1,431	1,549	(7.6%)	2,761	3,149	(12.3%)
Freight	93	102	(8.8%)	180	204	(11.8%)

Total International	1,524	1,651	(7.7%)	2,941	3,353	(12.3%)

Total Shipments	85,620	83,724	2.3%	170,118	168,747	0.8%

Average Pounds per Shipment:
Domestic	4.72	4.14	14.0%	4.58	4.14	10.6%
International	59.19	53.32	11.0%	58.35	52.61	9.0%
Average Revenue per Pound:
Domestic	$1.77	$2.07	(14.5%)	$1.83	$2.07	(11.6%)
International	$0.98	$1.03	(4.9%)	$0.97	$1.04	(6.7%)
Average Revenue per Shipment
Domestic	$8.51	$8.69	(2.1%)	$8.52	$8.71	(2.1%)
International	$59.41	$55.72	6.6%	$56.78	$55.30	2.7%

Total revenues were $810.5 million in the second quarter of 2002 compared to revenues of $812.2 million in the second quarter of 2001. For the first half of 2002, total revenues declined 1.5% compared to the first half of 2001. Shipment volumes increased 2.3% and .8% in the second quarter and first half of 2002, respectively, compared to the same periods in 2001. The second quarter of 2002 had the same number of operating days as in 2001, and the first half of 2002 had one less operating day than the comparable period in 2001.

Domestic revenues were $719.9 million in the second quarter compared to revenues of $720.2 million in the second quarter of 2001. Domestic revenues decreased 1.3% for the first six months of 2002 compared to the first half of 2001. Domestic shipments increased 2.5% to 84.1 million in the second quarter compared to 82.1 million in the second quarter of 2001. For the first half of 2002, domestic shipments increased 1.1% compared to the first half of 2001. Average revenue per domestic shipment was $8.51 in the second quarter compared to $8.69 in the second quarter of 2001. Average revenue per domestic shipment was $8.52 for the first half of 2002 compared to $8.71 in the like period in 2001. The overall decline in domestic revenue per shipment was due primarily to a higher percentage of total shipments from lower yielding deferred products and to a reduction in our fuel surcharge. The core air express shipment products revenue per shipment increased in the second quarter of 2002 over the first quarter of 2002 and over the comparable period of 2001 due primarily to yield actions taken. Revenue per shipment on Ground Delivery Service product decreased in the second quarter due to the decline in average weight per shipment.

Domestic revenues in 2002 and 2001 included fuel surcharge revenues which were used to help offset the historically high prices of fuel affecting costs in our air and surface operations. During 2001, we had in place a fuel surcharge of 4% applied to our air express products and a 1.2% surcharge on our airborne@home and Ground Delivery Service products. The fuel surcharge rates were reduced effective January 14, 2002 to 2.9% on air express products and 1% on airborne@home and ground products. Fuel surcharge revenues totaled $16.9 million and $34.7 million in the second quarter and for the first six months of 2002, respectively. This compares to $23.8 million and $48.4 million recognized in the second quarter and first half of 2001, respectively.

In early 2002, we took actions to increase rates on both domestic and international express services to improve our shipment yields. These actions included a phased in general rate increase on domestic services commensurate with increases of our major competitors and the introduction of a residential delivery fee and delivery area surcharge fee. These new industry-standard fees match recent competitor actions.

We continued to experience year over year declines in our core air express shipment volumes. This year over year decline in air volumes, impacted by the poor economic environment and customers’ shift to deferred services, is being experienced industry wide. Core air express shipments declined 7.8% and 8.1% in the second quarter and first half of 2002, respectively. This compares to declines of 3.6% and 4.4% in last year’s second quarter and first six months, respectively. Our core air express products are Overnight Express, Next Afternoon Service (NAS) and Second Day Service (SDS). Higher yielding Overnight Express shipments decreased 9.8% in the second quarter of 2002 compared to a decrease of 4.4% in the second quarter of 2001. The NAS product decreased 1.6% in this year’s second quarter compared to a decline of 3.5% a year ago. SDS shipment volumes declined 7.4% compared to a growth of 4.6% in the second quarter of 2001. Core air express product volumes also decreased 3.1% on a per day basis in the second quarter of 2002 in comparison to the first quarter of 2002.

In April 2001, we expanded our service portfolio by introducing our Ground Delivery Service (GDS) product. This new product utilizes our sort and linehaul infrastructure and was initially marketed to a targeted customer base. Marketing of this product has been expanded in 2002 to a broader customer segment and we are focusing on the appropriate balance between growth and yields. GDS is an important growth initiative that offers us the opportunity not only to generate revenues from the deferred ground segment, where we had not previously participated, but also to leverage GDS with cross marketing of higher yielding air express shipments. GDS has shown strong growth since its introduction, producing volumes of 8.8 million shipments in the second quarter of 2002 compared to 329,000 shipments in the second quarter of 2001. GDS shipment volumes in the first quarter of 2002 and fourth quarter of 2001 were 5.8 million and 3.2 million, respectively.

Our airborne@home product decreased 9.7% to 5.0 million shipments in the second quarter of 2002 compared to 5.5 million shipments in the second quarter of 2001. The decline in the second quarter of 2002 is attributed to fewer shipments from certain large customers in comparison to a year ago. For the first six months of 2002 airborne@home shipments totaled 10.9 million shipments compared to 10.8 million shipments in the comparable period of 2001. This service is intended to capture primarily business-to-consumer shipments from e-commerce and catalog fulfillment providers. airborne@home utilizes an arrangement with the U.S. Postal Service to provide final delivery of the product.

Total domestic shipments per day increased 2.5% and 1.9% in the second quarter and first half of 2002 compared to the same periods in 2001. The significant growth in our GDS product has offset the declines in our core air express shipments.

International revenues decreased 1.6% in the second quarter of 2002 to $90.5 million compared to $92.0 million in the second quarter of 2001. International revenues for the first half of 2002 declined 9.9% to $167 million compared to $185 million in the comparable period in 2001. Total international shipments decreased 7.7% to 1.5 million shipments in this year’s second quarter compared to 1.6 million shipments in the second quarter of 2001. For the first six months of 2002, international shipments decreased 12.3% to 2.9 million from 3.4 million in the same period in 2001. Our international express shipments declined 7.7% and 12.3% in the second quarter and first half of 2002, respectively, compared to a year ago. International freight shipments declined 8.8% in the second quarter of 2002 and 11.8% in the first six months compared to the same periods in 2001. International shipments and revenues were impacted in the first half of 2002 by continued weakness in U.S. exports. We did realize a sequential improvement in international revenues in the second quarter of 2002 that increased 18% or $14.1 million over revenues recorded in the first quarter of 2002. The increase in volumes was primarily due to increases in import freight shipments to the U.S. and to an increase in the average weight of freight shipments.

In June 2002, we acquired our service partner in France, Pagtrans SA. This acquisition increases our presence in France and the region and will be accomplished by a capital outlay that will not exceed $670,000. The ultimate purchase price is dependent upon a final determination of net current assets and liabilities as of the acquisition date.

International segment losses from operations, including the $1.3 million restructuring charge recorded in the second quarter and first half of 2002, were $.4 million and $2.1 million, respectively. The international segment losses in the second quarter and first six months of 2001 were $.5 million and $2.3 million, respectively. Non-recurring restructuring charges of $.4 were included in second quarter 2001 results.

The cost reductions implemented since the second quarter of 2001 were instrumental in the improvement of second quarter and first half of 2002 results compared to first half results of 2001. Operating expense per shipment decreased 4.1% to $9.36 in the second quarter of 2002 compared to $9.76 in the second quarter of 2001 and $9.79 for full year of 2001. Operating expense per shipment decreased 5.9% to $9.26 in the first half of 2002 compared to $9.83 in the first half of 2001. We have been aggressively managing our costs over the past year through actions designed to adjust our cost structure to be more in line with the volume levels being generated. The reduction of labor hours combined with modest per day shipment volume growth resulted in productivity improvements of 6.2% and 7.3% in the second quarter of 2002 and first six months of 2002, respectively, as measured by shipments handled per paid employee hour. This compares to improvements of 5.5% and 2.7% in the second quarter and first half of 2001. In the second quarter of 2002, we took further cost reduction actions, as described above, to improve productivity and lower costs in our domestic and international station and ground operations.

Transportation purchased as a percentage of revenues increased to 33.0% in the second quarter of 2002 as compared to 32.8% in the same quarter a year ago. For the first half of 2002 this category of expense comprised 32.3% of revenues in comparison to 32.6% in the first half of 2001. Total transportation purchased expense increased ..5% in the second quarter of 2002 compared to a year ago but decreased 3.1% for the first half of 2002. While international commercial linehaul costs and offshore agent costs were similar in the second quarter of 2002 compared to the second quarter of 2001, they decreased 10% in the first half of 2002 in comparison to 2001. This decrease, a result of lower shipments and revenues in the first quarter of 2002, is the primary factor contributing to the lower transportation purchased expenses in the first half of 2002 compared to the first half of 2001. In the second quarter, increases in shipment volumes, and in particular GDS volumes, resulted in increased truck linehaul costs and increased pickup and delivery costs paid to independent contractors. The increase was offset by lower delivery costs paid to the U.S. Postal Service due to fewer airborne@home shipments and strong cost controls in other cost items.

Station and ground expense as a percentage of revenues was 32.8% in this year’s second quarter compared to 32.6% in the second quarter of 2001. For the first six months of 2002, this category of expense was 33.2% of revenues compared to 33.6% in the same period a year ago. Total station and ground expense increased .5% in the second quarter compared to the same period in 2001 and decreased 2.7% in the first half of 2002 compared to the first half of 2001. While this category of expense has been aided by improved productivity in the first half of 2002, higher wage, benefit and workers compensation costs have partially offset the cost benefits resulting from hours reductions. The cost reduction actions taken in the second quarter of 2002, as described above, will primarily be reflected in the station and ground category beginning in this year’s third quarter.

Flight operations and maintenance expense as a percentage of revenues was 16.4% in the second quarter of 2002 compared to 17.7% in the second quarter of 2001. For the first six months flight expenses were 16.1% compared to 18.2% for the same period a year ago. This category of expense declined 7.8% and 12.7% in the second quarter of 2002 and first half of 2002, respectively, when compared to a year ago due in part to lower jet fuel prices and reduced fuel consumption. The average aviation fuel price per gallon was $.82 in the second quarter and $.76 for the first six months of 2002 compared to $.95 in the second quarter of 2001 and $.98 for the first half of 2001. While fuel prices decreased from comparable periods in 2001, prices increased in the second quarter of 2002 from first quarter of 2002 when the price per gallon was $.71. The relatively high cost of fuel over the past several years has hampered our efforts to enter into fuel hedging contracts at acceptable prices. While we may enter into fuel hedge contracts in the future, no fuel contracts were entered into during 2001 or the first half of 2002. Aviation fuel consumption decreased 5.0% in the second quarter to 38.5 million gallons and decreased 8.6% for the first six months of 2002 in comparison to 2001. The decrease in consumption was primarily due to our efforts beginning in the second quarter of 2001 to reduce and combine certain flight segments to reduce costs. Also, the placement of three 767 aircraft in service since the second quarter of 2001 allowed less fuel efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service. Lower levels of heavy maintenance expenses were incurred in the second quarter and first half of 2002 than in the same periods in 2001. Aircraft maintenance costs were 6.0% and 5.9% as a percentage of revenues in the second quarter and first half of 2002 compared to 6.4% in both the second quarter and first half of 2001. Maintenance costs in the second quarter of 2002 increased over first quarter of 2002 levels due primarily to scheduled 767 maintenance activities.

General and administrative expenses as a percentage of revenues were 8.0% in the second quarter and first half of 2002 compared to 8.2% in the second quarter and first half of 2001. General and administrative includes non-recurring restructuring charges of $2.3 million in the second quarter of 2002 (as discussed previously) and $2.9 million recorded in the second quarter 2001. The charges incurred in the second quarter of 2001 related to company-wide labor reductions. General and administrative expenses in 2002 have seen cost increases in the areas of pension, health care, insurance, litigation expenses and the reinstatement of certain incentive plans that were suspended during 2001. However, overall cost reduction efforts and management’s continued emphasis on control over labor and discretionary costs has helped to mitigate some of these cost pressures.

Sales and marketing expense as a percentage of revenues remained consistent at 2.9% in the first quarter of 2002 and 2001 and for the first half of 2002 and 2001. While costs have been added to increase the number of sales personnel, marketing and packaging expenses have been reduced.

Depreciation and amortization expense totaled 5.8% of revenues in the second quarter of 2002 and 6.5% in the second quarter of 2001. For the first half of 2002, depreciation and amortization expense was 6.0% of revenues compared to 6.4% in 2001. Depreciation and amortization expense decreased 11.3% and 9.0% in the second quarter and first half of 2002, respectively, compared to 2001 levels for the same periods. The decline is due to the timing of certain aircraft assets becoming fully depreciated and lower levels of capital expenditures made in 2001 and the first half of 2002 in relation to expenditures made in 2000 and prior. This category of expense also includes additional depreciation charges of $1.3 million and $2.5 million for the first half of 2002 and 2001, respectively, on DC-8 aircraft that were removed from service.

Interest expense increased in the second quarter and first half of 2002 compared to the same periods a year ago due to higher levels of outstanding debt coupled with lower levels of capitalized interest. Interest expense increased due to additional debt incurred upon the financing of five 767 aircraft in August 2001 and issuance of $150.0 million in Senior Convertible Notes in March 2002. Interest capitalized, primarily on the acquisition and modification of aircraft, during the second quarter and first half of 2002 was $.4 million compared to $.5 million and $1.6 million in the second quarter and first six months of 2001. Offsetting interest expense was $1.5 and $2.3 million of interest income recorded in the second quarter of 2002 and first six months of 2002, respectively compared to interest income of $.2 million and $.3 million in the comparable periods in 2001. Interest income has increased due to higher levels of cash equivalent short-term investments.

Discounts on the sales of receivables associated with recording the obligation to fund the purchaser’s costs under our accounts receivable securitization facility were $.9 and $2.1 million in the second quarter and first half of 2002 compared to $2.2 million and $6.0 million in the second quarter and first half of 2001. The decrease in cost is due to lower discounts on amounts sold as a result of the lower interest rate environment and the payment in May 2002 of $100.0 million on the accounts receivable securitization facility. Because of the sales recognition treatment associated with these securitization transactions, the cost is recorded separate from interest expense.

Included in other income in the first quarter of 2002 was a non-recurring gain of $1.7 million from the sale of an equity interest in one of our international agents. In the first half of 2001 and included in this category were $2.1 million of gains recognized on the sale of certain radio frequencies.

Our effective tax expense rate of 61.0% and 43.2% in the second quarter and first half of 2002 compares to a tax benefit rate of 33.3% and 34.8% in the comparable periods of 2001. The effective tax rate for 2002, particularly in the second quarter, was impacted by relatively low earnings and by nondeductible expenses.

We recorded compensation of $13.0 million in 2001 provided to us under the Air Transportation Safety and System Stabilization Act (“Act”). The Act provided eligible cargo carriers compensation for certain direct losses associated with the closure of the national air system for a two-day period following the terrorist attacks of September 11 and incremental losses through December 31, 2001. The compensation amounts have been recorded based on our interpretation of the Act and related rules. In April 2002, the Department of Transportation (“DOT”) issued final rules governing the process and content of final filings that support carriers’ compensation claims. We completed and filed our final filing along with required audit schedules in May 2002 and have had preliminary discussions with applicable government agencies regarding these filings. While we believe we have complied with the provisions of the Act, these agencies have raised certain exceptions concerning treatment of several compensation items. We are currently evaluating our options concerning these exceptions. The final amount of proceeds we will realize is subject to resolution of the exceptions and completion of further review and audit procedures by the DOT or other applicable government agencies. We cannot be assured of the ultimate outcome of these reviews, but it is possible that a reduction to the amount of compensation previously recognized could occur. We estimate the range of compensation ultimately realized will be between $11.0 million and $15.0 million.

Outlook

The performance of the U.S. and global economies will have an impact on our operating results for the balance of 2002 and beyond. Although some areas of the economy appear to be showing signs of strength, we are not seeing that translate into improvement in our core domestic air express volumes. Accordingly, core express volumes could be lower in the second half of 2002 compared to the same period of 2001.

We expect that our GDS product will continue to show strong growth with current estimates of between 180,000 and 190,000 shipments per day in the third quarter of 2002. We expect our airborne@home product to achieve volumes of between 85,000 and 95,000 shipments per day in the third quarter of 2002. Both product lines should experience seasonal increases in this year’s fourth quarter. Growth in these products will result in incremental expenses primarily related to truck linehaul and, in the case of airborne@home shipments, additional delivery costs paid to the U.S. Postal Service.

We continue to aggressively manage costs as evidenced by our recent realignment of international operations and reduction of additional overhead in our domestic stations. As previously mentioned, those actions provided a $.9 million cost savings in the second quarter of 2002 with additional quarterly savings of between $2.0 and $2.5 million to be realized beginning in the third quarter of 2002. We anticipate labor productivity improvement in the second half of 2002 in comparison to the like period in 2001. Wage pressures and additional hours to service expected growth will offset some of favorable cost savings produced by the productivity gains and accordingly we are not anticipating reductions in wage costs in relation to the levels incurred in the second quarter.

We mentioned in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K that we expected increases in 2002 in employee health care, pension and insurance related costs. While employee healthcare costs trended lower than expected in the first half of 2002, we still anticipate that the impact of the increase in these categories of expense will be in the range of $20.0 to $25.0 million for the year in comparison to 2001.

Through July 2002, the price of aviation fuel has increased slightly to approximately $.83 per gallon, compared to $.82 per gallon for the second quarter of 2002. While fuel costs have increased approximately 17% from first quarter 2002 levels we have not adjusted our fuel surcharge percentages. The fuel surcharge percentage may not necessarily increase or decrease in correlation with the cost of fuel. Accordingly, during a period of rising fuel prices, additional costs may not be offset by corresponding increases in fuel surcharge revenues. We continue to monitor fuel cost trends and may make changes to the surcharge as warranted. Aircraft maintenance expenses are anticipated to trend to levels approximating the amounts incurred in the second quarter of 2002.

While growth in our deferred products is encouraging, cost pressures and the lack of core express revenue growth could continue to have an adverse effect on operating results for the remainder of the year.

Financial Condition, Liquidity and Capital Resources

Operating cash flows in the first half of 2002, coupled with proceeds from a $150.0 million private placement offering of convertible senior notes in March 2002, increased cash and cash equivalent balances to $338.1 million as of June 30, 2002 compared to $201.5 million as of December 31, 2001.

Net cash provided by operating activities for the first half of 2002 was $156.1 million compared to $95.7 million in the first half of 2001 (exclusive of repurchases and sales from or to our receivables securitization facility). The improvement in operating cash flow is primarily due to improved operating performance.

Capital expenditures and financing associated with those expenditures are significant factors that affect our financial condition. During the first half of 2002 we spent $57.7 million on capital improvements compared to $73.4 million in the first half of 2001. Capital spending levels were reduced significantly in the first half of 2002 and in 2001 in comparison to previous years’ levels. We anticipate 2002 capital spending of between $150 and $160 million, revised down from our original target of $175 million. This compares to $126 million in 2001. The anticipated increase is primarily a result of committed aircraft acquisitions and technology investments. We took delivery of two 767 aircraft in the first half of 2002 and anticipate taking delivery of one additional aircraft this year. Growth in our ground product has not required significant capital expenditures over the past several quarters since it is designed to leverage our existing sort, linehaul and pickup and delivery infrastructure. If ground volumes increase during the second half of 2002 as expected, we may need to make incremental capital expenditures to accommodate increased volumes. However, we anticipate this will be accomplished within the $150 to $160 million targeted for 2002 capital spending.

In addition to our existing cash and cash equivalent reserves, we had $110 million in available borrowing capacity under our bank credit agreement as of June 30, 2002. No borrowings were outstanding under this agreement. This facility is collateralized by a substantial majority of our assets and contains certain restrictive covenants. We were in compliance with all restrictive covenants as of June 30, 2002. We also had eligible receivables to support an additional $134 million of sales proceeds under our accounts receivable securitization facility. As of June 30, 2002, we had $100 million of outstanding receivables securitized under this facility in comparison to $200 million securitized as of December 31, 2001.

On March 25, 2002 we completed a private placement offering of $150 million of 5.75% convertible senior notes. The notes are for a five-year term maturing in April 2007. Proceeds from the placement are intended to be used, in part, to pay off $100 million of senior notes that mature in December 2002.

We anticipate capital spending will increase in the second half of 2002 compared to the first half level of $58 million to achieve the targeted investment level of between $150 and $160 million. Working capital will also be impacted due to the planned funding of approximately $48 million of previously accrued pension obligations in the third quarter.

In our opinion, existing cash and cash equivalents coupled with anticipated cash flow from operations and available capacity under the accounts receivable securitization facility and bank credit agreement should provide adequate flexibility for financing capital expenditures and funding debt maturities scheduled in 2002.

While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2002, certain circumstances could arise that would materially affect liquidity. Cash flows from operations could be affected by any further deterioration in core shipment volumes caused by a continued slow economy, further terrorist attacks, management’s inability to successfully implement sales growth initiatives in a cost effective manner or realize anticipated cost reductions from realignment and cost savings programs. Operating results could also be negatively impacted by prolonged labor disputes or changes in our cost structure from areas such as a significant rise in fuel prices. Weakening operating performance also could result in our inability to remain in compliance with financial covenants contained in our bank credit and accounts receivable securitization agreements, thereby reducing liquidity sources and potentially requiring the use of cash collateral to support outstanding letters of credit. Lower revenues could also cause amounts currently drawn under the securitization facility to be reduced.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in the Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, impairments of property and equipment, income taxes and contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

We continually evaluate the fair value of our property and equipment. When an asset is considered impaired, the asset is written down to its fair value. Changes in the estimated useful lives of certain assets may result from excess capacity or changes in regulations grounding the use of our aircraft.

We value spare parts inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence. An inventory reserve is maintained based upon estimates of spare part utilization by aircraft type. Should actual parts usage be affected by conditions that are less favorable than those projected by management, revisions to the estimated inventory reserve would be required.

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

Self-insurance reserves for workers compensation, automobile, and general liability are based upon historical data and recent claim trends. Changes in claim severity and frequency or other claim trends could result in actual claims being materially different from the amounts provided for in our results of operations.

We are involved in legal matters that have a degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts recorded, if any, and make adjustments as appropriate. There can be no assurance that the ultimate outcome of these matters will not differ materially from our assessment. There can also be no assurance that we know all matters that may be brought against us or that we may bring against other parties at any point in time.

New Accounting Pronouncements

Effective January 2002, the Company implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This standard requires, among other things, the discontinuance of goodwill amortization and that transitional goodwill impairment tests be performed within six months from the date of adoption. The Company has completed its transitional tests and determined no impairment adjustments were necessary as of June 30, 2002. The total amount of goodwill recorded and included in equipment deposits and other assets on the consolidated balance sheet was $2.8 million as of June 30, 2002. Net losses and basic and diluted earning per share for the quarter and six months ended June 30, 2001, excluding goodwill amortization expense, would not have materially differed from amounts reported. Goodwill expense for second quarter and first half of 2001 was $33,000 and $67,000, respectively.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for companies with fiscal years beginning after June 15, 2002, is not expected to have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires capital leases that are modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provision of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF Issue 94-3, required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits –

EXHIBIT NO. 10		Material Contracts

10	(a)	Management Incentive Compensation Plan (MICP) 2002

EXHIBIT NO. 12		Statements Regarding Computation of Ratios

12	(a)	Ratio of Earnings to Fixed Charges

EXHIBIT NO. 99

99	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AIRBORNE, INC.

(Registrant)

Date:	8/13/02	/s/ CARL D. DONAWAY

Carl D. Donaway Chairman and Chief Executive Officer

Date:	8/13/02	/s/ LANNY H. MICHAEL

Lanny H. Michael Executive Vice President and Chief Financial Officer

Date:	8/13/02	/s/ ROBERT T. CHRISTENSEN

Robert T. Christensen Chief Accounting Officer