Form 10-Q
period 2002-09-30
AIRBORNE INC /DE/
filed 2002-11-13
CIK 3000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Common Stock, par value $1 per share Outstanding (net of 3,234,526 treasury shares) as of September 30, 2002	48,423,360 shares

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Domestic	$748,609	$682,522	$2,180,589	$2,132,856
International	94,152	90,266	261,143	275,678

	842,761	772,788	2,441,732	2,408,534
OPERATING EXPENSES:
Transportation purchased	285,455	254,080	801,853	787,204
Station and ground operations	282,301	257,326	812,378	802,480
Flight operations and maintenance	134,886	133,286	392,783	428,658
General and administrative	64,326	61,129	192,977	194,017
Sales and marketing	22,862	21,689	68,630	69,020
Depreciation and amortization	49,547	51,655	145,399	156,977
Federal legislation compensation	—	(7,800)	—	(7,800)

	839,377	771,365	2,414,020	2,430,556

EARNINGS (LOSS) FROM OPERATIONS	3,384	1,423	27,712	(22,022)
OTHER INCOME (EXPENSE):
Interest income	1,458	560	3,772	879
Interest expense	(9,108)	(5,484)	(25,778)	(14,754)
Discount on sales of receivables	(738)	(2,007)	(2,928)	(7,993)
Other	196	8,779	2,499	11,355

EARNINGS (LOSS) BEFORE INCOME TAXES	(4,808)	3,271	5,277	(32,535)
INCOME TAX EXPENSE (BENEFIT)	(1,750)	1,558	2,610	(10,892)

NET EARNINGS (LOSS)	$(3,058)	$1,713	$2,667	$(21,643)

NET EARNINGS (LOSS) PER SHARE:
BASIC	$(0.06)	$0.04	$0.06	$(0.45)

DILUTED	$(0.06)	$0.04	$0.05	$(0.45)

DIVIDENDS PER SHARE	$0.04	$0.04	$0.12	$0.12

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$332,976	$201,500
Trade accounts receivable, less allowance of $11,939 and $11,509	254,940	126,040
Spare parts and fuel inventory	36,972	38,413
Refundable income taxes	2,739	27,161
Deferred income tax assets	33,967	30,572
Prepaid expenses and other	31,262	28,021

TOTAL CURRENT ASSETS	692,856	451,707
PROPERTY AND EQUIPMENT, NET	1,186,703	1,247,373
EQUIPMENT DEPOSITS and OTHER ASSETS	39,950	47,764

TOTAL ASSETS	$1,919,509	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$147,718	$141,873
Salaries, wages and related taxes	93,141	75,458
Accrued expenses	133,737	145,997
Current portion of long-term obligations	109,691	107,410

TOTAL CURRENT LIABILITIES	484,287	470,738
LONG-TERM OBLIGATIONS	371,167	218,053
DEFERRED INCOME TAX LIABILITIES	146,555	143,526
POST RETIREMENT LIABILITIES	38,529	39,423
OTHER LIABILITIES	49,283	40,888
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, without par value—
Authorized 6,000,000 shares, no shares issued
Common stock, par value $1 per share—
Authorized 120,000,000 shares
Issued 51,657,886 and 51,375,711 shares	51,658	51,376
Additional paid-in capital	308,812	304,984
Retained earnings	537,169	540,544
Accumulated other comprehensive loss	(8,093)	(2,820)

	889,546	894,084
Treasury stock, 3,234,526 and 3,240,526 shares, at cost	(59,858)	(59,868)

	829,688	834,216

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,919,509	$1,746,844

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net earnings (loss)	$2,667	$(21,643)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145,399	156,977
Deferred income taxes	(366)	12,010
Postretirement obligations	(20,190)	7,085
Other	6,752	(10,947)

CASH PROVIDED BY OPERATIONS	134,262	143,482
Change in:
Receivable securitization facility	(100,000)	50,000
Trade accounts receivable	(28,900)	44,917
Inventories and prepaid expenses	(1,800)	(19,403)
Refundable income taxes	24,422	(2,348)
Accounts payable	5,845	(52,416)
Accrued expenses, salaries and taxes payable	24,718	24,532

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,547	188,764

INVESTING ACTIVITIES:
Additions to property and equipment	(71,154)	(98,342)
Proceeds from sale of securities	3,778	2,117
Proceeds from sale of radio frequencies	5	8,303
Other	2,943	2,391

NET CASH USED BY INVESTING ACTIVITIES	(64,428)	(85,531)

FINANCING ACTIVITIES:
Issuance of convertible debt, net of issuance costs	145,125	1,596
Principal payments on debt	(5,846)	(902)
Dividends paid	(5,800)	(5,773)
Exercise of stock options	4,120	788
Shareholder rights redemption	(242)	—
Payments on bank notes, net	—	(103,000)
Issuance of aircraft loan	—	61,975
Proceeds on sale leaseback of aircraft	—	40,800

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	137,357	(4,516)

NET INCREASE IN CASH	131,476	98,717

CASH AND CASH EQUIVALENTS AT JANUARY 1	201,500	40,390

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$332,976	$139,107

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Unaudited)

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 2002 presentation.

NOTE B—TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable exclude amounts sold under the Company’s accounts receivable securitization facility. As of September 30, 2002, the Company had $100 million of outstanding securitized accounts receivable as compared to $200 million securitized as of December 31, 2001. In May 2002, the Company reduced the amount of securitized receivables by $100 million. As of September 30, 2002, the Company had eligible receivables to support additional sales up to the full $250 million permitted under the facility.

NOTE C—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Senior notes, 8.875%, due December 2002	$100,000	$100,000
Senior notes, 7.35%, due September 2005	100,000	100,000
Convertible senior notes, 5.75%, due April 2007	150,000	—
Aircraft loan	58,609	61,651
Refunding revenue bonds, effective rate of 1.65% as of September 30, 2002, due June 2011	13,200	13,200
Other	6,994	7,542

Total long-term debt	428,803	282,393
Capital lease obligations	52,055	43,070

Total long-term obligations	480,858	325,463
Less current portion	(109,691)	(107,410)

Total long-term obligations, net	$371,167	$218,053

On March 25, 2002, the Company issued $150 million of 5.75% Convertible Senior Notes (“Notes”) due April 2007. The proceeds of the sale are intended, in part, to fund the repayment of $100 million of 8.875% senior notes due December 15, 2002 at their stated maturity. The Notes are convertible into shares of the Company’s common stock, at the option of the holder, at a conversion rate of 42.7599 shares per each $1,000 principal amount of Notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of $23.39 per share. At the current conversion price, a total of 6,413,985 shares are issuable upon full conversion of the Notes.

The Company’s revolving bank credit agreement provides for a total commitment of $275 million and expires in June 2004. The agreement provides that the Company pledge a substantial majority of its assets as collateral to secure the commitment, reduce available borrowing capacity by the amount of outstanding letters of credit and maintain compliance with certain restrictive covenants. Capacity under the agreement is dependent on a borrowing base determined by the amount of eligible collateral. At September 30, 2002, the Company had eligible collateral in the borrowing base to support $242 million of the $275 million commitment. The Company has the ability to increase the borrowing base by pledging additional eligible collateral. At September 30,

2002, available capacity under the agreement was $92 million, net of outstanding letters of credit and restrictive covenant limitations. At September 30, 2002, no borrowings were outstanding under the agreement and the Company was in compliance with all restrictive covenants including those relating to the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), to leverage and debt service coverage ratios and to required levels of liquidity. The agreement also restricts the Company from declaring or paying dividends on its common stock during any calendar quarter in excess of $2 million plus up to an additional $300,000 of dividends on any common stock issued upon conversion of the Notes. The agreement also permitted a one-time payment of $242,000 ($.005 per share) made in May 2002 to shareholders upon redemption and termination of the Company’s shareholder rights plan.

The Company’s $200 million of outstanding non-convertible senior notes are also collateralized by assets of the Company.

The Company’s fixed charges exceeded earnings by $5.4 million for the quarter ended September 30, 2002. The ratio of earnings to fixed charges was 1.27 for the quarter ended September 30, 2001.

NOTE D—FUEL HEDGE

In September 2002, the Company entered into a call option contract on heating oil to hedge a significant portion of its jet fuel requirements for a six-month period beginning in October 2002. The derivative is accounted for as a hedge for accounting purposes with changes in fair value deferred until the hedged forecasted transaction occurs and is recognized in earnings. The fair value of the call option was $112,000 at September 30, 2002. The change in fair value during the third quarter of 2002 resulted in a $152,000 loss, net of tax, being reported in accumulated other comprehensive loss on the consolidated balance sheet.

NOTE E—GOODWILL

Effective January 2002, The Company implemented the provision of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As required by provisions of the statement, the Company completed its transitional tests and determined no impairment adjustments were necessary. The total amount of goodwill recorded and included in equipment deposits and other assets on the consolidated balance sheet was $2.8 million as of September 30, 2002. Net earnings (loss) and basic and diluted earnings (loss) per share for the quarter and nine months ended September 30, 2002, excluding goodwill amortization expense, would not have materially differed from amounts reported. Goodwill expense for the third quarter and first nine months of 2001 was $32,000 and $97,000, respectively.

NOTE F—EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus common equivalent shares applicable to the assumed exercise of outstanding dilutive stock options and, when dilutive, the assumed conversion of the convertible senior notes.

Net earnings and average shares used in basic and diluted earnings per share calculations were as follows (in thousands except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
NET EARNINGS (LOSS):	$(3,058)	$1,713	$2,667	$(21,643)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic weighted average shares outstanding	48,408	48,104	48,340	48,082
Stock options	—	24	337	—

Diluted weighted average shares outstanding	48,408	48,128	48,677	48,082

EARNINGS (LOSS) PER SHARE:
Basic	$(0.06)	$0.04	$0.06	$(0.45)
Diluted	(0.06)	0.04	0.05	(0.45)

For the three and nine months ended September 30, 2002, there were 4,232,000 and 2,045,000, respectively, of common shares issuable under stock option plans that were excluded from the earnings per share calculation because they were anti-dilutive. For the three and nine months ended September 30, 2001, there were 2,844,000 and 3,792,000, respectively, shares underlying anti-dilutive options that were excluded from this calculation. Additionally, the 6,413,985 common shares issuable upon conversion of the Company’s convertible senior notes were excluded from diluted earnings per share calculations because they were anti-dilutive for the three and nine months ended September 30, 2002.

NOTE G—SEGMENT INFORMATION

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

The following is a summary of key segment information (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
SEGMENT REVENUES:
Domestic	$748,609	$682,522	$2,180,589	$2,132,856
International	94,152	90,266	261,143	275,678

	$842,761	$772,788	$2,441,732	$2,408,534

SEGMENT EARNINGS (LOSS) FROM OPERATIONS:
Domestic	$4,151	$920	$30,579	$(20,230)
International	(767)	503	(2,867)	(1,792)

	$3,384	$1,423	$27,712	$(22,022)

NOTE H—OTHER COMPREHENSIVE LOSS

Other comprehensive income includes the following transactions and tax effects for the three and nine month periods ended September 30, 2002 and 2001, respectively (in thousands):

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2002
Unrealized securities losses arising during the period	$(930)	$358	$(572)	$(739)	$285	$(454)
Less: Reclassification adjustment for losses realized in net income	—	—	—	(1,655)	637	(1,018)

Net unrealized securities losses	(930)	358	(572)	(2,394)	$922	$(1,472)
Foreign currency translation adjustments	160	(61)	99	290	(111)	179
Unrealized loss on interest rate swap	(3,078)	1,184	(1,894)	(4,494)	1,730	(2,764)
Additional minimum pension liabilities	—	—	—	(1,729)	665	(1,064)
Fuel hedge option	(247)	95	(152)	(247)	95	(152)

Other comprehensive loss	$(4,095)	$1,576	$(2,519)	$(8,574)	$3,301	$(5,273)

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Before Tax	Income Tax Benefit	Net of Tax	Before Tax	Income Tax Benefit	Net of Tax
2001
Unrealized securities losses arising during the period	$(1,724)	$664	$(1,060)	$(1,557)	$599	$(958)
Less: Reclassification adjustment for losses realized in net income	—	—	—	(32)	12	(20)

Net unrealized securities losses	(1,724)	664	(1,060)	(1,589)	611	(978)
Foreign currency translation adjustments	(41)	16	(25)	(351)	114	(237)

Other comprehensive loss	$(1,765)	$680	$(1,085)	$(1,940)	$725	$(1,215)

NOTE I—RESTRUCTURING CHARGE

In the second quarter of 2002, the Company announced it was taking steps to reduce costs through realignment of operations and reduction of personnel and overhead expenses both in the U.S. and overseas. The Company recorded a restructuring charge of $2.3 million in the second quarter of 2002 and $.9 million in the third quarter of 2002 in connection with such realignment. A total of approximately 230 employees located at the Company’s station operations were terminated and provided severance benefits totaling $2.0 million, of which $1.7 million had been paid at September 30, 2002. An additional $1.2 million was accrued for lease costs, net of estimated sublease income, for the closure of certain facilities, of which $0.2 million had been paid at September 30, 2002.

NOTE J—BUSINESS ACQUISITION

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

The acquisition price is estimated to be $670,000, including direct costs, of which $18,000 has been paid as of September 30, 2002. The final acquisition price is based on a final measurement of the fair value of current assets and liabilities as of the purchase date that will be completed in late 2002.

The Company recorded assets and liabilities (primarily current assets and liabilities) of approximately $7.6 million and $7.5 million, respectively, as of the purchase date in connection with the transaction and goodwill of approximately $.6 million. The allocation of this excess purchase price has not been finalized and is subject to the ultimate determination of the purchase price and further review of the fair value of assets acquired and liabilities assumed. The operating results of Pagtrans have been included in the Company’s results of operations since the acquisition date. The proforma effects of this acquisition on the Company’s consolidated revenues and results of operations for the three and nine month periods ended September 30, 2002 and 2001, respectively, were immaterial.

NOTE K—NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires a capital lease that is modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force Issue 94-3, required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

NOTE L—SUPPLEMENTAL GUARANTOR INFORMATION—SENIOR NOTES

In connection with the issuance of $200 million of Senior Notes (“Notes”) by Airborne Express, Inc. (“AEI”), certain subsidiaries (collectively, “Guarantors”) of the Company have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are ABX Air Inc. (“ABX”) and Sky Courier, Inc. (“SKY”), which are wholly-owned subsidiaries of the Company, and Airborne FTZ Inc. (“FTZ”) and Wilmington Air Park Inc. (“WAP”), which are wholly-owned subsidiaries of ABX.

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

The Company’s revolving bank credit agreement imposes certain restrictions on loans made by certain subsidiaries of the Company to the Company, AEI and ABX. Loans by these subsidiaries must be approved by the agent for such credit agreement to the extent that these loans, together with certain other non-permitted investments, exceed $20.0 million.

Further, the agreement governing the Company’s accounts receivable securitization facility prohibits Airborne Credit, Inc. (“ACI”), the subsidiary of the Company that sells accounts receivable under that facility, from making any loans. The agreement generally allows ACI to pay dividends to the Company, so long as ACI maintains a net worth of at least $19.2 million.

Except as described above, there are no contractual restrictions on the ability of the Company, AEI or any of the Guarantors to borrow money or receive dividends from any of their respective subsidiaries, or on the ability of such subsidiaries to make loans or pay dividends to their respective parents.

The following are consolidating condensed statements of operations of the Company for the three month and nine month periods ended September 30, 2002 and 2001, the consolidating condensed balance sheets of the Company as of September 30, 2002 and December 31, 2001, and the consolidating condensed statements of cash flows for the nine month periods ended September 30, 2002 and 2001:

Statement of Operations Information:

	Three months ended September 30, 2002					Nine months ended September 30, 2002
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)					(in thousands)
Revenues	$827,553	$—	$15,208	$—	$842,761	$2,395,372	$—	$46,360	$—	$2,441,732
Operating expenses:
Transportation purchased	495,504	—	(210,049)	—	285,455	1,445,117	—	(643,264)	—	801,853
Station and ground operations	237,746	—	44,555	—	282,301	686,045	—	126,333	—	812,378
Flight operations and maintenance	(92)	—	135,576	(598)	134,886	(1,416)	—	396,000	(1,801)	392,783
General and administrative	48,815	252	15,209	50	64,326	140,107	1,041	51,700	129	192,977
Sales and marketing	22,659	—	203	—	22,862	67,996	—	634	—	68,630
Depreciation and amortization	10,442	—	39,023	82	49,547	33,181	—	111,971	247	145,399

	815,074	252	24,517	(466)	839,377	2,371,030	1,041	43,374	(1,425)	2,414,020

Earnings (loss) from operations	12,479	(252)	(9,309)	466	3,384	24,342	(1,041)	2,986	1,425	27,712
Other income (expense):
Interest income	1,458	—	—	—	1,458	3,772	—	—	—	3,772
Interest expense	(7,154)	—	(1,954)	—	(9,108)	(20,108)	—	(5,670)	—	(25,778)
Discount on sales of receivables	(990)	—	1	251	(738)	(2,956)	—	—	28	(2,928)
Other	196	—	—	—	196	2,499	—	—	—	2,499

Earnings (loss) before income taxes	5,989	(252)	(11,262)	717	(4,808)	7,549	(1,041)	(2,684)	1,453	5,277
Income tax expense (benefit)	2,141	(88)	(3,727)	(76)	(1,750)	3,053	(364)	410	(489)	2,610

Net earnings (loss)	$3,848	$(164)	$(7,535)	$793	$(3,058)	$4,496	$(677)	$(3,094)	$1,942	$2,667

Statement of Operations Information:

	Three months ended September 30, 2001					Nine months ended September 30, 2001
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)					(in thousands)
Revenues	$752,512	$—	$20,276	$—	$772,788	$2,350,127	$—	$58,407	$—	$2,408,534
Operating expenses:
Transportation purchased	486,300	—	(232,220)	—	254,080	1,506,245	—	(719,041)	—	787,204
Station and ground operations	224,817	—	32,509	—	257,326	685,803	—	116,677	—	802,480
Flight operations and maintenance	45	—	133,757	(516)	133,286	(117)	—	430,590	(1,815)	428,658
General and administrative	39,325	125	21,640	39	61,129	140,106	572	53,221	118	194,017
Sales and marketing	21,378	—	311	—	21,689	68,017	—	1,003	—	69,020
Depreciation and amortization	12,449	7	39,115	84	51,655	36,979	157	119,592	249	156,977
Federal legislation compensation	(7,800)	—	—	—	(7,800)	(7,800)	—	—	—	(7,800)

	776,514	132	(4,888)	(393)	771,365	2,429,233	729	2,042	(1,448)	2,430,556

Earnings (loss) from operations	(24,002)	(132)	25,164	393	1,423	(79,106)	(729)	56,365	1,448	(22,022)
Other income (expense):
Interest income	560	—	—	—	560	879	—	—	—	879
Interest expense	322	—	(5,806)	—	(5,484)	2,356	(1,576)	(15,534)	—	(14,754)
Dividend income	—	—	—	—	—	—	20,000	(20,000)	—	—
Discount on sales of receivables	(2,537)	—	—	530	(2,007)	(10,050)	—	—	2,057	(7,993)
Other	8,779	—	—	—	8,779	11,355	—		—	11,355

Earnings (loss) before income taxes	(16,878)	(132)	19,358	923	3,271	(74,566)	17,695	20,831	3,505	(32,535)
Income tax expense (benefit)	(5,675)	(46)	7,231	48	1,558	(26,185)	(807)	15,887	213	(10,892)

Net earnings (loss)	$(11,203)	$(86)	$12,127	$875	$1,713	$(48,381)	$18,502	$4,944	$3,292	$(21,643)

Balance Sheet Information:

September 30, 2002	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non-guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$330,387	$—	$89	$2,500	$—	$332,976
Trade accounts receivable, less allowance	20,110	—	9,661	225,169	—	254,940
Spare parts and fuel inventory	—	—	34,003	2,969	—	36,972
Refundable income taxes	2,739	—	—	—	—	2,739
Deferred income tax assets	33,967	—	—	—	—	33,967
Prepaid expenses and other	17,136	—	13,782	344	—	31,262

Total current assets	404,339	—	57,535	230,982	—	692,856
Property and equipment, net	98,679	—	1,084,008	4,016	—	1,186,703
Intercompany advances	88,211	234,387	(91,266)	(8,554)	(222,778)	—
Equipment deposits and other assets	20,311	225,742	8,998	10	(215,111)	39,950

Total assets	$611,540	$460,129	$1,059,275	$226,454	$(437,889)	$1,919,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,061	$—	$43,019	$2,818	$(180)	$147,718
Salaries, wages and related taxes	53,104	—	40,037	—	—	93,141
Accrued expenses	123,635	4,479	5,301	322	—	133,737
Current portion of long-term obligations	102,763	—	6,928	—	—	109,691

Total current liabilities	381,563	4,479	95,285	3,140	(180)	484,287
Long-term obligations	112,273	150,000	108,894	—	—	371,167
Intercompany liabilities	—	—	222,597	—	(222,597)	—
Deferred income tax liabilities	(3,945)	—	149,968	532	—	146,555
Post retirement liabilities	14,414	—	24,115	—	—	38,529
Other liabilities	49,283	—	—	—	—	49,283
Shareholders’ equity:
Common stock	1	51,658	(9)	120	(112)	51,658
Additional paid-in capital	—	308,812	(753)	215,753	(215,000)	308,812
Retained earnings	66,044	5,038	459,178	6,909	—	537,169
Accumulated other comprehensive loss	(8,093)	—	—	—	—	(8,093)
Treasury stock	—	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	57,952	305,650	458,416	222,782	(215,112)	829,688

Total liabilities and shareholders’ equity	$611,540	$460,129	$1,059,275	$226,454	$(437,889)	$1,919,509

Balance Sheet Information:

December 31, 2001	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$191,629	$—	$607	$9,264	$—	$201,500
Trade accounts receivable, less allowance	18,706	—	10,113	97,289	(68)	126,040
Spare parts and fuel inventory	—	—	36,272	2,141	—	38,413
Refundable income taxes	27,161	—	—	—	—	27,161
Deferred income tax assets	30,572	—	—	—	—	30,572
Prepaid expenses and other	13,918	—	13,627	476	—	28,021

Total current assets	281,986	—	60,619	109,170	(68)	451,707
Property and equipment, net	109,622	—	1,133,490	4,261	—	1,247,373
Intercompany advances	157,681	302,279	(102,051)	12,884	(370,793)	—
Equipment deposits and other assets	31,078	5,963	125,824	10	(115,111)	47,764

Total assets	$580,367	$308,242	$1,217,882	$126,325	$(485,972)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,867	$—	$53,146	$4,552	$(692)	$141,873
Salaries, wages and related taxes	46,976	—	28,482	—	—	75,458
Accrued expenses	139,132	—	6,261	604	—	145,997
Current portion of long-term obligations	100,877	—	6,533	—	—	107,410

Total current liabilities	371,852	—	94,422	5,156	(692)	470,738
Long-term obligations	103,951	—	114,102	—	—	218,053
Intercompany liabilities	—	—	370,168	—	(370,168)	—
Deferred income tax liabilities	(6,967)	—	150,164	329	—	143,526
Post retirement liabilities	11,905	—	27,518	—	—	39,423
Other liabilities	40,888	—	—	—	—	40,888
Shareholders’ equity:
Common stock	1	51,376	(9)	120	(112)	51,376
Additional paid-in capital	8	304,976	(753)	115,753	(115,000)	304,984
Retained earnings	61,549	11,758	462,270	4,967	—	540,544
Accumulated other comprehensive loss	(2,820)	—	—	—	—	(2,820)
Treasury stock	—	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	58,738	308,242	461,508	120,840	(115,112)	834,216

Total liabilities and shareholders’ equity	$580,367	$308,242	$1,217,882	$126,325	$(485,972)	$1,746,844

Statement of Cash Flows Information:

	Nine months ended September 30, 2002
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
Net earnings (loss)	$4,496	$(677)	$(3,094)	$1,942	$2,667
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	140,810	(219,779)	110,806	99,758	131,595
Change in current assets and liabilities	940	72,736	(40,929)	(108,462)	(75,715)

Net cash provided (used) by operating activities	146,246	(147,720)	66,783	(6,762)	58,547
INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	(1,937)	—	(62,489)	(2)	(64,428)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(5,551)	147,720	(4,812)	—	137,357

Net increase (decrease) in cash	138,758	—	(518)	(6,764)	131,476
Cash and cash equivalents at beginning of period	191,629	—	607	9,264	201,500

Cash and cash equivalents at September 30, 2002	$330,387	$—	$89	$2,500	$332,976

	Nine months ended September 30, 2001
	Airborne Express, Inc.	Airborne Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(48,381)	$18,502	$4,944	$3,292	$(21,643)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	(3,216)	176	158,995	(430)	155,525
Change in current assets and liabilities	186,246	60,351	(188,582)	(3,133)	54,882

Net cash provided (used) by operating activities	134,649	79,029	(24,643)	(271)	188,764
INVESTING ACTIVITIES:
Net cash used by investing activities	(8,372)	(157)	(76,925)	(77)	(85,531)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(28,167)	(78,872)	102,523	—	(4,516)

Net increase (decrease) in cash	98,110	—	955	(348)	98,717
Cash and cash equivalents at beginning of period	37,523	—	51	2,816	40,390

Cash and cash equivalents at September 30, 2001	$135,633	$—	$1,006	$2,468	$139,107

NOTE M—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

On March 25, 2002, the Company issued $150 million of 5.75% Convertible Senior Notes due April 2007 (“Notes”). In connection with the issuance of these Notes, the Company and certain subsidiaries (collectively, “Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are AEI, ABX, SKY, WAP, FTZ, Aviation Fuel, Inc. (“AFI”) and Sound Suppression, Inc. (“SSI”). AEI provides domestic and international delivery services in addition to performing customer service, sales and marketing activities. AFI purchases and sells aviation and other fuels. SSI retrofits company aircraft with hush kits to meet noise regulations. A description of the operating activities of the other guarantors and their relationship to the Company is contained in Note L. Note L also contains a description of the intercompany loan and dividend restrictions that apply to the Company and its subsidiaries.

The following are consolidating condensed statements of operations of the Company for the three month and nine month periods ended September 30, 2002 and 2001, the consolidating condensed balance sheets of the Company as of September 30, 2002 and December 31, 2001, and the consolidating condensed statements of cash flows for the nine month periods ended September 30, 2002 and 2001. A description regarding the basis of presenting these statements is contained in Note L.

Statement of Operations Information:

	Three months ended September 30, 2002				Nine months ended September 30, 2002
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)				(in thousands)
Revenues	$—	$842,761	$—	$842,761	$—	$2,441,732	$—	$2,441,732
Operating expenses:
Transportation purchased	—	285,455	—	285,455	—	801,853	—	801,853
Station and ground operations	—	282,301	—	282,301	—	812,378	—	812,378
Flight operations and maintenance	—	134,886	—	134,886	—	392,783	—	392,783
General and administrative	252	64,074	—	64,326	1,041	191,936	—	192,977
Sales and marketing	—	22,862	—	22,862	—	68,630	—	68,630
Depreciation and amortization	—	49,547	—	49,547	—	145,399	—	145,399

	252	839,125	—	839,377	1,041	2,412,979	—	2,414,020

Earnings (loss) from operations	(252)	3,636	—	3,384	(1,041)	28,753	—	27,712
Other income (expense):
Interest income	—	1,458	—	1,458	—	3,772	—	3,772
Interest expense	—	(9,108)	—	(9,108)	—	(25,778)	—	(25,778)
Discount on sales of receivables	—	(989)	251	(738)	—	(2,956)	28	(2,928)
Other	—	196	—	196	—	2,499	—	2,499

Earnings (loss) before income taxes	(252)	(4,807)	251	(4,808)	(1,041)	6,290	28	5,277
Income tax expense (benefit)	(88)	(1,750)	88	(1,750)	(364)	2,964	10	2,610

Net earnings (loss)	$(164)	$(3,057)	$163	$(3,058)	$(677)	$3,326	$18	$2,667

	Three months ended September 30, 2001				Nine months ended September 30, 2001
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)				(in thousands)
Revenues	$—	$772,788	$—	$772,788	$—	$2,408,534	$—	$2,408,534
Operating expenses:
Transportation purchased	—	254,080	—	254,080	—	787,204	—	787,204
Station and ground operations	—	257,326	—	257,326	—	802,480	—	802,480
Flight operations and maintenance	—	133,286	—	133,286	—	428,658	—	428,658
General and administrative	125	61,004	—	61,129	572	193,445	—	194,017
Sales and marketing	—	21,689	—	21,689	—	69,020	—	69,020
Depreciation and amortization	7	51,648	—	51,655	157	156,820	—	156,977
Federal legislation compensation	—	(7,800)	—	(7,800)	—	(7,800)	—	(7,800)

	132	771,233	—	771,365	729	2,429,827	—	2,430,556

Earnings (loss) from operations	(132)	1,555	—	1,423	(729)	(21,293)	—	(22,022)
Other income (expense):
Interest income	—	560	—	560	—	879	—	879
Interest expense	—	(5,484)	—	(5,484)	(1,576)	(13,178)	—	(14,754)
Dividend income	—	—	—	—	20,000	(20,000)	—	—
Discount on sales of receivables	—	(2,537)	530	(2,007)	—	(10,050)	2,057	(7,993)
Other	—	8,779	—	8,779	—	11,355	—	11,355

Earnings (loss) before income taxes	(132)	2,873	530	3,271	17,695	(52,287)	2,057	(32,535)
Income tax expense (benefit)	(46)	1,419	185	1,558	(807)	(10,805)	720	(10,892)

Net earnings (loss)	$(86)	$1,454	$345	$1,713	$18,502	$(41,482)	$1,337	$(21,643)

Balance Sheet Information:

September 30, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$330,422	$2,554	$—	$332,976
Trade accounts receivable, less allowance	—	29,814	225,126	—	254,940
Spare parts and fuel inventory	—	36,972	—	—	36,972
Refundable income taxes	—	2,739	—	—	2,739
Deferred income tax assets	—	33,967	—	—	33,967
Prepaid expenses and other	—	30,987	275	—	31,262

Total current assets	—	464,901	227,955	—	692,856
Property and equipment, net	—	1,186,703	—	—	1,186,703
Intercompany advances	234,387	(354)	(11,255)	(222,778)	—
Equipment deposits and other assets	225,742	29,319	—	(215,111)	39,950

Total assets	$460,129	$1,680,569	$216,700	$(437,889)	$1,919,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$147,898	$—	$(180)	$147,718
Salaries, wages and related taxes	—	93,141	—	—	93,141
Accrued expenses	4,479	128,961	297	—	133,737
Current portion of long-term obligations	—	109,691	—	—	109,691

Total current liabilities	4,479	479,691	297	(180)	484,287
Long-term obligations	150,000	221,167	—	—	371,167
Intercompany liabilities	—	222,597	—	(222,597)	—
Deferred income tax liabilities	—	146,555	—	—	146,555
Post retirement liabilities	—	38,529	—	—	38,529
Other liabilities	—	49,283	—	—	49,283
Shareholders’ equity:
Common stock	51,658	102	10	(112)	51,658
Additional paid-in capital	308,812	—	215,000	(215,000)	308,812
Retained earnings	5,038	530,738	1,393	—	537,169
Accumulated other comprehensive loss	—	(8,093)	—	—	(8,093)
Treasury stock	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	305,650	522,747	216,403	(215,112)	829,688

Total liabilities and shareholders’ equity	$460,129	$1,680,569	$216,700	$(437,889)	$1,919,509

Balance Sheet Information:

December 31, 2001	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$191,664	$9,836	$—	$201,500
Trade accounts receivable, less allowance	—	28,763	97,277	—	126,040
Spare parts and fuel inventory	—	38,413	—	—	38,413
Refundable income taxes	—	27,161	—	—	27,161
Deferred income tax assets	—	30,572	—	—	30,572
Prepaid expenses and other	—	27,619	402	—	28,021

Total current assets	—	344,192	107,515	—	451,707
Property and equipment, net	—	1,247,373	—	—	1,247,373
Intercompany advances	302,279	(114,548)	9,487	(197,218)	—
Equipment deposits and other assets	5,963	156,912	—	(115,111)	47,764

Total assets	$308,242	$1,633,929	$117,002	$(312,329)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$142,497	$—	$(624)	$141,873
Salaries, wages and related taxes	—	75,458	—	—	75,458
Accrued expenses	—	145,380	617	—	145,997
Current portion of long-term obligations	—	107,410	—	—	107,410

Total current liabilities	—	470,745	617	(624)	470,738
Long-term obligations	—	218,053	—	—	218,053
Intercompany liabilities	—	196,593	—	(196,593)	—
Deferred income tax liabilities	—	143,526	—	—	143,526
Post retirement liabilities	—	39,423	—	—	39,423
Other liabilities	—	40,888	—	—	40,888
Shareholders’ equity:
Common stock	51,376	102	10	(112)	51,376
Additional paid-in capital	304,976	8	115,000	(115,000)	304,984
Retained earnings	11,758	527,411	1,375	—	540,544
Accumulated other comprehensive loss	—	(2,820)	—	—	(2,820)
Treasury stock	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	308,242	524,701	116,385	(115,112)	834,216

Total liabilities and shareholders’ equity	$308,242	$1,633,929	$117,002	$(312,329)	$1,746,844

	Nine months ended September 30, 2002
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(677)	$3,326	$18	$2,667
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	(219,779)	251,364	100,010	131,595
Change in current assets and liabilities	72,736	(41,141)	(107,310)	(75,715)

Net cash provided (used) by operating activities	(147,720)	213,549	(7,282)	58,547
INVESTING ACTIVITIES:
Net cash used by investing activities	—	(64,428)	—	(64,428)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	147,720	(10,363)	—	137,357

Net increase (decrease) in cash	—	138,758	(7,282)	131,476
Cash and cash equivalents at beginning of period	—	191,664	9,836	201,500

Cash and cash equivalents at September 30, 2002	$—	$330,422	$2,554	$332,976

	Nine months ended September 30, 2001
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$18,502	$(41,482)	$1,337	$(21,643)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash operating activities	175	154,630	720	155,525
Change in current assets and liabilities	60,351	(5,583)	114	54,882

Net cash provided (used) by operating activities	79,028	107,565	2,171	188,764
INVESTING ACTIVITIES:
Net cash used by investing activities	(156)	(85,375)	—	(85,531)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(78,872)	74,356	—	(4,516)

Net increase (decrease) in cash	—	96,546	2,171	98,717
Cash and cash equivalents at beginning of period	—	39,121	1,269	40,390

Cash and cash equivalents at September 30, 2001	$—	$135,667	$3,440	$139,107

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

We achieved improved operating earnings in the third quarter and first nine months of 2002 compared to the same periods in 2001. This progress can be attributed primarily to higher domestic revenues resulting from the implementation of key growth initiatives that began in 2001, including the expansion of our product line and the implementation of yield management actions, and to improved productivity. This performance was accomplished despite a difficult economic environment that has hampered our core domestic air shipment and revenue growth, cost pressures in certain corporate related expense areas, and the recording of non-recurring restructuring and impairment charges.

We reported a net loss in the third quarter of 2002 of $3.1 million or $.06 per diluted share, including non-recurring charges of $4.0 million, or $2.4 million after tax, or $.05 per share. This compares to net earnings of $1.7 million or $.04 per share in the third quarter of 2001, which included gains on the sale of radio frequencies of $5.4 million after tax or $.11 per share and compensation provided under the Air Transportation Safety and System Stabilization Act of $4.8 million after tax or $.10 per share.

We reported net earnings for the first nine months of 2002 of $2.7 million or $.05 per diluted share, including non-recurring charges of $3.9 million after tax or $.08 per share and a non-recurring securities gain of $1.0 million after tax or $.02 per share. This compares to a net loss of $21.6 million or $.45 per share in the first nine months of 2001, which included gains on the sale of radio frequencies and securities of $6.8 million after tax or $.14 per share, the previously mentioned federal compensation of $4.8 million after tax or $.10 per share and restructuring charges of $1.9 million or $.04 per share.

Non-recurring charges in the third quarter of 2002 included a $3.1 million impairment charge on an unscheduled retirement of a DC-8 aircraft. In late September 2002, a routine maintenance check on this aircraft revealed the need for extensive unanticipated repairs. We decided to retire the aircraft from service rather than incur the additional maintenance costs. The non-cash impairment charge is associated with adjusting the aircraft’s net book value to its fair value, which is the equivalent of an estimated parts value. Additionally, we incurred $0.9 million in restructuring charges that were a result of the domestic and international operational realignment actions announced in the second quarter of 2002, and for which restructuring charges of $2.3 million were recorded in the second quarter of 2002.

The following table is an overview of our shipments, revenue and weight trends for the periods indicated:

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2002	2001		2002	2001
Shipments (in thousands):
Domestic
Overnight	40,219	40,425	(0.5%)	119,975	130,263	(7.9%)
Next Afternoon Service	12,931	12,327	4.9%	39,116	38,963	0.4%
Second Day Service	17,470	17,282	1.1%	53,233	55,073	(3.3%)
Ground Delivery Service	12,022	1,492	NM	26,638	1,821	NM
airborne@home	7,032	4,747	48.1%	17,889	15,547	15.1%

Total Domestic	89,674	76,273	17.6%	256,851	241,667	6.3%

International
Express	1,346	1,375	(2.1%)	4,107	4,524	(9.2%)
Freight	91	95	(4.2%)	271	299	(9.4%)

Total International	1,437	1,470	(2.2%)	4,378	4,823	(9.2%)

Total Shipments	91,111	77,743	17.2%	261,229	246,490	6.0%

Average Pounds per Shipment:
Domestic	5.06	4.24	19.3%	4.75	4.17	13.9%
International	62.23	60.55	2.8%	58.96	55.03	7.1%
Average Revenue per Pound:
Domestic	$1.62	$2.04	(20.6%)	$1.75	$2.06	(15.0%)
International	$1.01	$0.99	2.0%	$0.98	$1.02	(3.9%)
Average Revenue per Shipment
Domestic	$8.32	$8.87	(6.2%)	$8.45	$8.76	(3.5%)
International	$65.52	$61.41	6.7%	$59.65	$57.16	4.4%

Total revenues increased 9.1% in the third quarter of 2002 to $842.8 million compared to revenues of $772.8 million in the third quarter of 2001. For the first nine months of 2002, total revenues increased 1.4% compared to the same period in 2001. Shipment volumes increased 17.2% and 6.0% in the third quarter and first nine months of 2002, respectively, compared to the same periods in 2001. The third quarter of 2002 had one more operating day than in 2001, while the first nine months of 2002 had the same number of operating days as the comparable period a year ago. The third quarter of 2001 was negatively impacted by the disruption to business and the closure of the air system for two days as a result of the September 11, 2001 terrorist attacks. This impacts comparison of this year’s third quarter operating, shipment, and revenue trends over last year’s third quarter.

Domestic revenues increased 9.7% to $748.6 million in the third quarter compared to revenues of $682.5 million in the third quarter of 2001. Domestic revenues increased 2.2% for the first nine months of 2002 compared to the same period in 2001. Domestic shipments increased 17.6% to 89.7 million in the third quarter compared to 76.3 million in the third quarter of 2001. For the first nine months of 2002, domestic shipments increased 6.3% compared to the first nine months of 2001. Average revenue per domestic shipment was $8.32 in the third quarter compared to $8.87 in the third quarter of 2001. Average revenue per domestic shipment was $8.45 for the first nine months of 2002 compared to $8.76 in the like period in 2001. The overall decline in domestic revenue per shipment was due primarily to a higher percentage of total shipments attributed to lower yielding deferred products. The core air express products revenue per shipment has experienced quarterly sequential increases throughout 2002 and increases over the same periods in 2001. The increases are due primarily to rate and fee actions and have offset reductions in our fuel surcharge and related revenues. Revenue per shipment on our Ground Delivery Service yields had been decreasing in each quarter of 2002 due to shipment growth in higher volume, lower yielding customers. GDS yields per shipment in the third quarter improved over second quarter 2002 as we began focusing on balancing shipment growth with yield improvement. The airborne@home yields per shipment decreased in the third quarter of 2002 compared to the same period in 2001 and to the first and second quarters in 2002 due primarily to declines in the average weight per shipment.

Domestic revenues in 2002 and 2001 included fuel surcharge revenues which were used to help offset the historically high prices of fuel affecting costs in our air and surface operations. During 2001, we had in place a fuel surcharge of 4.0% applied to our air express products and a 1.2% surcharge on our airborne@home and Ground Delivery Service products. The fuel surcharge rates were reduced effective in January 2002 to 2.9% on air express products and 1.0% on airborne@home and ground products. Fuel surcharge revenues totaled $17.5 million and $52.2 million in the third quarter and for the first nine months of 2002, respectively. This compares to $22.4 million and $70.7 million recognized in the third quarter and first nine months of 2001, respectively.

Throughout 2001 and 2002, we have taken actions to increase rates on both domestic and international express services to improve our shipment yields. These actions include general rate increases on domestic services and the introduction of new fees that match competitor actions. These actions have assisted in improving product level yields as discussed above.

After a slow July, where air express shipments were down 8.5% on a per day basis compared to July 2001, volumes sequentially increased through the remainder of the third quarter. Our air express shipments averaged 1,100,000 per day in the third quarter, and averaged 1,149,000 shipments per day in September 2002, an increase of 4.1% over third quarter of 2002 average volumes. Core air express shipments declined 0.7% and 5.3%, on a per day basis, in the third quarter and first nine months of 2002, respectively. This year-over-year decline in air volumes, impacted by the poor economic environment and customers’ shift to deferred services, is being experienced industry wide. This decline compares to per day declines of 8.7% and 4.4% in last year’s third quarter and first nine months, respectively. Our core air express products are Overnight Express, Next Afternoon Service (NAS) and Second Day Service (SDS). For our higher yielding Overnight Express product, per day shipments decreased 2.1% in the third quarter of 2002 compared to a decrease of 11.3% in the third quarter of 2001. The NAS product per day shipments increased 3.3% in this year’s third quarter compared to a decline of 8.2% a year ago. SDS per day shipment volumes were flat against volumes a year ago compared to a decline of 2.4% in the third quarter of 2001.

In April 2001, we expanded our service portfolio by introducing our Ground Delivery Service (GDS) product. This new product utilizes our sort and linehaul infrastructure and was initially marketed to a targeted customer base. Marketing of this product has been expanded in 2002 to a broader customer segment, and we are focusing on the appropriate balance between growth and yields. GDS is an important growth initiative that offers us the opportunity not only to generate revenues from the deferred ground segment, where we had not previously participated, but also to leverage GDS with cross marketing of higher yielding air express shipments. GDS has shown strong growth since its introduction, producing volumes of 12.0 million shipments in the third quarter of 2002 compared to 1.5 million shipments in the third quarter of 2001. GDS shipment volumes in the second quarter of 2002 and first quarter of 2002 were 8.8 million and 5.8 million, respectively.

Our airborne@home product increased 48.1% to 7.0 million shipments in the third quarter of 2002 compared to 4.8 million shipments in the third quarter of 2001. The increase in the third quarter of 2002 is due in part to additional shipments from certain large customers for whom the airborne@home product has become more attractive because of recent increases in Priority Mail rates. For the first nine months of 2002 airborne@home shipments increased 15.1% to 17.9 million shipments compared to 15.5 million shipments in the comparable period of 2001. This service is intended to capture primarily business-to-consumer shipments from e-commerce and catalog fulfillment providers. airborne@home utilizes an arrangement with the U.S. Postal Service to provide final delivery.

Total domestic shipments per day increased 15.7% and 6.3% in the third quarter and first nine months of 2002 compared to the same periods in 2001. This growth is due to our GDS and airborne@home products, whose growth in shipment volumes has more than offset the declines in our core air express shipments.

International revenues increased 4.3% in the third quarter of 2002 to $94.2 million compared to $90.3 million in the third quarter of 2001. International revenues for the first nine months of 2002 declined 5.3% to $261.1 million compared to $275.7 million in the comparable period in 2001. Total international shipments decreased 2.2% to 1.4 million shipments in this year’s third quarter compared to 1.5 million shipments in the third quarter of 2001. For the first nine months of 2002, international shipments decreased 9.2% to 4.4 million from 4.8 million in the same period in 2001. Our international express shipments declined 2.1% and 9.2% in the third quarter and first nine months of 2002, respectively, compared to a year ago. International freight shipments declined 4.2% in the third quarter of 2002 and 9.4% in the first nine months compared to the same periods in 2001. International shipments and revenues were impacted in the first nine months of 2002 by continued weakness in U.S. exports.

In June 2002, we increased our presence in France and the region by acquiring our service partner, Pagtrans SA. The acquisition price is estimated to be $670,000, including direct costs. The final acquisition price will be based on a final measurement of the fair value of current assets and liabilities as of the purchase date that will be completed in late 2002.

International segment losses from operations, including restructuring charges of $0.5 million and $1.8 million recorded in the third quarter and first nine months of 2002, were $0.8 million and $2.9 million, respectively. The international segment reported earnings of $0.5 million in the third quarter of 2001 and losses of $1.8 million in the first nine months of 2001. Non-recurring restructuring charges of $0.4 million were included in the results for the first nine months of 2001.

The cost reductions implemented since the second quarter of 2001 were instrumental in the improvement in earnings from operations in the third quarter and first nine months of 2002 compared to the same periods in 2001. Operating expense per shipment decreased 7.2% to $9.21 in the third quarter of 2002 compared to $9.92 in the third quarter of 2001 and $9.79 for full year of 2001. Operating expense per shipment decreased 6.3% to $9.24 in the first nine months of 2002 compared to $9.86 in the first nine months of 2001. Although operating expense per shipment improved in the third quarter and for the first nine months of 2002, the corporate cost pressures previously described negatively impacted costs. Third quarter and nine month per shipment cost amounts for 2001 were negatively impacted by reduced shipment volumes resulting from the events of September 11.

Corporate costs for pensions, workers’ compensation, employee healthcare and insurance increased $16.9 million and $27.2 million in the third quarter and first nine months of 2002 compared to the same periods in 2001. Certain of these increases are market driven. Pension costs have been impacted by decreased investment returns on plan assets while employee health care costs have increased consistent with market trends. Additionally, insurance costs increased for our aircraft and casualty coverage due to capacity constraints in the insurance market. We revised our estimated reserve for workers compensation expense in the third quarter to reflect higher claim loss estimates contained in a recently completed independent actuarial analysis report. While we have containment programs in place to actively manage costs in this area, workers compensation reserve estimates have been impacted by negative claim severity trends, including time-loss and medical cost components. We expect the total of these corporate cost items to be between $30 and $35 million higher for the full year 2002 over 2001 levels.

We have been aggressively managing our costs since the second quarter of 2001 through actions designed to improve productivity and adjust our cost structure to be more in line with the volume levels being generated. These actions, including the domestic and international realignment actions implemented in the second and third quarter of 2002, combined with shipment volume growth, resulted in productivity improvements of 13.0% and 9.0% in the third quarter and first nine months of 2002, respectively, as measured by shipments handled per paid employee hour. This compares to improvements of 3.9% and 3.2% in the third quarter and first nine months of 2001. Productivity was negatively impacted in 2001 by the September attacks.

Transportation purchased as a percentage of revenues increased to 33.9% in the third quarter of 2002 as compared to 32.9% in the same quarter a year ago. For the first nine months of 2002, this category of expense comprised 32.8% of revenues in comparison to 32.7% in the first nine months of 2001. Total transportation purchased expense increased 12.3% and 1.9% in the third quarter and first nine months of 2002 compared to a year ago. International commercial linehaul costs increased as a percentage of revenues in the third quarter of 2002 compared to the third quarter of 2001 due to higher linehaul rates as a result of tighter capacity caused by the west coast port labor issue and peak season shipping. These costs decreased as a percentage of revenues in the first nine months of 2002 compared to 2001 primarily because of lower international shipment volumes. This category of expense also includes increased truck linehaul costs, pickup and delivery costs paid to independent contractors, and delivery costs paid to the U.S. Postal Service. These increases are due to shipment volume related increases, in particular GDS and airborne@home volume increases.

Station and ground expense as a percentage of revenues was 33.5% in this year’s third quarter compared to 33.3% in the third quarter of 2001. For the first nine months of 2002, this category of expense was 33.3% of revenues, the same as a year ago. Total station and ground expense increased 9.7% and 1.2% in the third quarter and first nine months of 2002, respectively, compared to the same periods in 2001. While this category of expense has been aided by improved productivity, this has been partially offset by higher wage, benefit and workers’ compensation costs.

Flight operations and maintenance expense as a percentage of revenues was 16.0% in the third quarter of 2002 compared to 17.2% in the third quarter of 2001, and was 16.1% in the first nine months of 2002 compared to 17.8% for the same period a year ago. This category of expense increased 1.2% in the third quarter compared to the third quarter of 2001 and declined 8.4% for the first nine months of 2002 compared to a year ago. Total fuel costs declined 5.1% in the third quarter and 21.7% for the first nine months of 2002 compared to the same periods a year ago due to lower jet fuel prices and reduced fuel consumption. The average aviation fuel price per gallon was $.87 in the third quarter and $.80 for the first nine months of 2002 compared to $.91 in the third quarter of 2001 and $.95 for the first nine months of 2001. While fuel prices decreased from comparable periods in 2001, prices increased in the third quarter of 2002 from the second and first quarters of 2002 when the prices per gallon were $.82 and $.71, respectively. To mitigate potential future exposure from extreme price increases in jet fuel, in September 2002 we entered into a call option contract on heating oil to hedge a significant portion of our projected jet fuel requirements for a six-month period beginning in October 2002.

Aviation fuel consumption decreased .5% in the third quarter to 37.6 million gallons and decreased 6.1% for the first nine months of 2002 in comparison to 2001. The decrease in consumption was primarily due to our efforts, beginning in the second quarter of 2001, to reduce costs by combining certain flight segments, in addition to our continued program to add more fuel-efficient 767 aircraft to our fleet. The consumption decrease in the third quarter of 2002 compared to the same period in 2001 was accomplished despite the reduced consumption in the third quarter of 2001 due to the closure of the national air system for two days as a result of the terrorist attacks. The placement of two additional 767 aircraft in service since the third quarter of 2001 has allowed less fuel efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service.

Aircraft maintenance costs were 5.9% of revenues in both the third quarter and first nine months of 2002 compared to 6.1% and 6.3% of revenues in the third quarter and first nine months of 2001. Maintenance costs in the third quarter of 2002 increased 5.6% over the third quarter of 2001 and 2.3% over the second quarter of 2002. Maintenance costs for the first nine months of 2002 decreased 4.7% compared to the same period in 2001. The level of quarterly maintenance costs is generally associated with scheduled repair activities and can fluctuate depending on the scheduling and level of required repairs as well as on unscheduled repair costs. In the third quarter of 2002, we incurred an unanticipated $1.0 million engine repair on a 767 aircraft. Also impacting flight operations expense are hull and war risk insurance costs, which have increased significantly since the events of September 11.

General and administrative expenses as a percentage of revenues were 7.6% in the third quarter and 7.9% in the first nine months of 2002 compared to 7.9% in the third quarter and 8.1% in the first nine months of 2001. General and administrative includes restructuring charges of $0.9 million in the third quarter of 2002, as discussed previously, and $3.2 million recorded for the first nine months of 2002. Restructuring charges recorded in the first nine months of 2001 were $2.9 million and related to company-wide labor reductions in the second quarter of 2001. General and administrative expenses in 2002 also included cost increases in the areas of wages, pension, health care, insurance, bad debt and litigation expenses and the cost of certain incentive plans that were suspended during 2001. However, overall cost reduction efforts and management’s continued emphasis on control over labor and discretionary costs have helped to mitigate some of these cost pressures and resulted in cost declines as a percentage of revenues.

Sales and marketing expense as a percentage of revenues was 2.7% in the third quarter and 2.8% for the first nine months of 2002 compared to 2.8% in the third quarter of 2001 and 2.9% for the first nine months of 2001. On a year-to-date basis costs have increased due to the addition of sales personnel and higher wage and incentive compensation, while marketing and packaging expenses have declined.

Depreciation and amortization expense totaled 5.9% of revenues in the third quarter of 2002 and 6.0% in the first nine months of 2002 compared to 6.7% and 6.5% in the same periods of 2001, respectively. This category of expense includes the DC-8 aircraft impairment charge discussed previously of $3.1 million, recorded in the third quarter of 2002. Despite this additional charge, depreciation and amortization expense is lower in the third quarter and year-to-date periods in 2002 compared to the same periods in 2001 due to the timing of certain assets becoming fully depreciated and lower levels of capital expenditures in 2001 and the first nine months of 2002 in relation to expenditures in 2000 and prior. Through the first three quarters of 2002, we removed a total of four DC-8 aircraft from service, which completes our scheduled removals for the year.

Interest income increased in the third quarter and first nine months of 2002 compared to the same periods in 2001 due to higher levels of cash equivalent short-term investments.

Interest expense increased in the third quarter and first nine months of 2002 compared to the same periods a year ago due to higher levels of outstanding debt coupled with lower levels of capitalized interest. Interest expense increased due to additional debt incurred upon the financing of five 767 aircraft in August 2001 and the issuance of $150.0 million in Senior Convertible Notes in March 2002. Interest capitalized, primarily on the acquisition and modification of aircraft, during the third quarter and first nine months of 2002 was $0.6 million and $1.0 million compared to $0.5 million and $2.0 million recorded in the third quarter and first nine months of 2001.

Discounts on the sales of receivables associated with recording the obligation to fund the purchaser’s costs under our accounts receivable securitization facility were $0.7 and $2.9 million in the third quarter and first nine months of 2002 compared to $2.0 million and $8.0 million in the third quarter and first nine months of 2001. The decrease in cost is due to lower discounts on amounts sold as a result of the lower interest rate environment and the lower amount outstanding on the accounts receivable securitization facility. Because of the sales recognition treatment required for these securitization transactions, the cost is recorded separate from interest expense.

Included in other income for the first nine months of 2002 was a non-recurring gain of $1.8 million from the sale of a minority equity interest in one of our international agents. In the third quarter and first nine months of 2001 this category included $8.3 million of non-recurring gains recognized on the sale of certain radio frequencies and from the sale of certain securities.

Our effective tax benefit rate of 36.4% in the third quarter compares to a tax expense rate of 47.6% in the third quarter of 2001. The effective tax expense rate for the first nine months of 2002 was 49.5% compared to a tax benefit rate of 33.5% in the same period in 2001. The effective tax benefit or expense rate fluctuates depending on the level of losses or earnings in relationship to nondeductible expenses and the level of state income taxes.

We recorded compensation of $13.0 million in 2001 provided to us under the Air Transportation Safety and System Stabilization Act (“Act”). The Act provided eligible cargo carriers compensation for certain direct losses associated with the closure of the national air system for a two-day period following the terrorist attacks of September 11, 2001 and incremental losses through December 31, 2001. The compensation amounts have been recorded based on our interpretation of the Act and related rules. In April 2002, the Department of Transportation (“DOT”) issued final rules governing the process and content of final filings that support carriers’ compensation claims. We completed and filed our final filing along with required audit schedules and have had discussions with applicable government agencies regarding these filings. While we believe we have complied with the provisions of the Act, these agencies have raised exceptions concerning the treatment of certain compensation items. We are currently evaluating our options concerning these exceptions. The final amount of proceeds we will realize is subject to resolution of the exceptions and possible completion of further review and audit procedures by the DOT or other applicable government agencies. We cannot be assured of the ultimate outcome of these reviews, but it is possible that a reduction to the amount of compensation previously recognized could occur. We estimate the range of compensation ultimately realized will be between $11.0 million and $15.0 million.

Outlook

The performance of the U.S. and global economies will have an impact on our operating results for the remainder of 2002 and beyond. The economy does not appear to be showing signs of sustained growth. Accordingly, air express shipment volumes could be flat or lower in the fourth quarter of 2002 compared to volumes recorded in the comparable period of 2001.

Our fuel prices have increased since the end of the third quarter of 2002 and may remain high until the conflict in the Middle East has been resolved. On October 7, 2002, we increased our fuel surcharge to 3.5% of revenue on core domestic air segment shipments and 1.2% on GDS and airborne@home services, from previous levels of 2.9% and 1.0%, respectively, which had been in effect since January 2002. Additionally, effective November 4, 2002 we will increase the fuel surcharge to 4.3% and 1.3%, respectively. While these efforts will help mitigate the increase in fuel costs, it may be difficult to completely offset rising fuel costs if prices spike further. As mentioned previously, in order to further mitigate the potential exposure to extreme price increases in jet fuel, we entered into a call option contract on heating oil to hedge a significant portion of our projected fuel requirements for a six-month period beginning in October 2002.

We expect that our GDS product will continue to show growth in the fourth quarter, although at sequential quarterly growth rates less than the growth rate experienced during the first three quarters of 2002. We are currently focusing on balancing GDS volume growth with yield improvement. Accordingly, we currently estimate GDS volumes to be between 210,000 and 220,000 shipments per day in the fourth quarter of 2002. We expect our airborne@home product to achieve volumes of between 110,000 and 120,000 shipments per day in the fourth quarter of 2002 with seasonal peaks well above these estimates in the latter part of the quarter. Continued growth in these products will result in incremental expenses primarily related to truck linehaul and delivery costs.

We continue to aggressively manage costs by focusing on productivity improvements and controlling discretionary expenses. However, wage and benefit pressures and additional hours to service expected growth would offset some of the favorable cost savings produced by the productivity gains.

Financial Condition, Liquidity and Capital Resources

Operating cash flows in the first nine months of 2002, coupled with proceeds from a $150.0 million private placement offering of convertible senior notes in March 2002, increased cash and cash equivalent balances to $333.0 million as of September 30, 2002 compared to $201.5 million as of December 31, 2001. As of September 30, 2002, $35.4 million of cash equivalents were restricted from use and held in an insurance trust to support a portion of outstanding self-insured casualty liabilities, including workers compensation, automobile and general liability coverage’s.

Net cash provided by operating activities for the first nine months of 2002 was $158.5 million compared to $138.8 million in the first nine months of 2001, exclusive of repurchases and sales from or to our receivables securitization facility. The improvement in operating cash flow is primarily due to improved operating performance. Cash provided by operating activities for the first nine months of 2002 compared to the same period in 2001 was negatively impacted by higher funding of our pension plans but improved by increases in cash flow resulting from changes in working capital and other operating obligations. In the third quarter of 2002, we completed the scheduled funding of $48 million of previously accrued pension obligations.

Capital expenditures and financing associated with those expenditures are significant factors that affect our financial condition. During the first nine months of 2002 we spent $71.2 million on capital investments compared to $98.3 million in the first nine months of 2001. We anticipate 2002 capital spending of $120 million, reduced from previous estimates of between $150 and $160 million. This level of spending is comparable to $126 million of capital expenditures recorded in 2001. We took delivery of two 767 aircraft in the first nine months of 2002 and anticipate taking delivery of one additional aircraft this year. Growth in our ground product has not required significant capital expenditures over the past few quarters since it is designed to leverage our existing sort, linehaul and pickup and delivery infrastructure. If ground volumes increase during the balance of 2002 and into 2003 as anticipated, we may need to make incremental capital expenditures to accommodate increased volumes.

In addition to our existing cash and cash equivalent reserves, we had $92 million in available borrowing capacity under our bank credit agreement as of September 30, 2002. No borrowings were outstanding under this agreement. This facility is collateralized by a substantial majority of our assets and contains certain restrictive covenants. We were in compliance with all restrictive covenants as of September 30, 2002. We also had eligible receivables to support an additional $150 million of sales proceeds under our accounts receivable securitization facility. As of September 30, 2002, we had $100 million of outstanding receivables securitized under this facility in comparison to $200 million securitized as of December 31, 2001.

In March 2002, we completed a private placement offering of $150 million of 5.75% convertible senior notes. The notes are for a five-year term maturing in April 2007. Proceeds from the placement are intended to be used, in part, to pay off $100 million of senior notes that mature in December 2002.

In our opinion, existing cash and cash equivalents coupled with anticipated cash flow from operations and available capacity under the accounts receivable securitization facility and bank credit agreement should provide adequate flexibility for financing capital expenditures and funding debt maturities scheduled for the balance of 2002 and into 2003.

While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2002 and into 2003, certain circumstances could arise that would materially affect liquidity. Cash flows from operations could be affected by any further deterioration in core domestic air segment shipment volumes caused by a continued slow economy, further terrorist attacks, war in the Middle East, or management’s inability to successfully implement sales growth initiatives in a cost effective manner or to realize anticipated cost reductions from realignment and cost savings programs. Operating results and cash flows could also be negatively impacted by prolonged labor disputes or increases in our cost structure, such as from a significant rise in fuel prices. Weakening operating performance also could result in our inability to remain in compliance with financial covenants contained in our bank credit and accounts receivable securitization agreements, thereby reducing liquidity sources and potentially requiring the use of cash collateral to support outstanding letters of credit. Lower revenues could also cause amounts currently drawn under the securitization facility to be reduced.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in the Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, impairments of property and equipment, income taxes and contingencies and litigation. We base our estimates on historical experience, current conditions and available information and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

We self-insure certain claims relating to workers compensation, automobile, general liability, healthcare and loss and damage on customer shipments. We record a liability and expense for reported claims and also an estimate for incurred claims but not yet reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and independent actuarial reports, as applicable. Changes in claim severity and frequency or other claim trends could result in actual claims being materially different from the amounts provided for in our results of operations.

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

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires a capital lease that is modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after

May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force Issue 94-3, required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

Risk Factors

The following risk factor should be considered when reading the disclosures in this Form 10-Q in addition to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2001.

A significant increase in the cost, or the unavailability, of adequate commercial terrorism insurance, including war risk liability insurance, could negatively affect our results of operations.

As a result of the terrorist attacks on September 11, 2001, insurers have significantly increased the cost of insurance coverage. At the same time, they have significantly reduced the maximum amount of terrorism insurance. The U.S. government has been providing supplemental war risk liability insurance coverage to air carriers, which is currently scheduled to expire on December 15, 2002. In the event commercial insurance carriers further reduce the amount of war risk liability insurance coverage available to us or significantly increase the cost of insurance, or if the U.S. government fails to renew the war risk liability insurance that it provides, our financial position and results of operations could be materially adversely affected.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Other than the following, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Jet Fuel Risk

We are dependent on jet fuel to operate our fleet of aircraft, and our earnings are impacted by changes in jet fuel prices. For the third quarter of 2002 we consumed 37.6 million gallons of jet fuel at an average price of $.87 per gallon.

We have historically implemented temporary fuel surcharges to mitigate the earnings impact of unusually high fuel prices. However, in the case of an extreme increase in price, which could result in the event of a Middle East war, market factors may limit our ability to increase our existing fuel surcharges to levels which would fully offset the effect that higher fuel costs would have on net earnings.

To mitigate the effect of extreme increases in the price of fuel, in September 2002, we entered into a call option contract to hedge a significant portion of our jet fuel requirements for a six-month period beginning in October 2002. The contract provides coverage if the price of fuel increases approximately 40% above the level incurred in the third quarter of 2002.

Item 4.    Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 5.    Other Information.

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Company’s independent accountants during the period covered by this report.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits –

EXHIBIT NO.	12	Statements Regarding Computation of Ratios

	12(a)	Ratio of Earnings to Fixed Charges

EXHIBIT NO.	99

	99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K –

On August 14, 2002, the Company filed a Form 8-K furnishing as exhibits thereto copies of the sworn statements of the Company’s principal executive officer and principal financial officer submitted to the Securities and Exchange Commission pursuant to its order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AIRBORNE, INC.
Registrant

Date:	11/13/02	/s/ CARL D. DONAWAY
Carl D. Donaway Chairman and Chief Executive Officer

Date:	11/13/02	/s/ LANNY H. MICHAEL
Lanny H. Michael Executive Vice President and Chief Financial Officer

Date:	11/13/02	/s/ ROBERT T. CHRISTENSEN
Robert T. Christensen Chief Accounting Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl D. Donaway, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Airborne, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/    CARL D. DONAWAY

Carl D. Donaway
Chief Executive Officer and President

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lanny H. Michael, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Airborne, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/    LANNY H. MICHAEL

Lanny H. Michael
Chief Financial Officer and Executive Vice President