Form 10-K
period 2002-12-31
AIRBORNE INC /DE/
filed 2003-03-14
CIK 3000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-6512

AIRBORNE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-2065027 (I.R.S. Employer Identification No.)

3101 Western Avenue

P.O. Box 662

Seattle, WA 98111

(Address of principal executive offices)

206-285-4600

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value	New York Stock Exchange
$1.00 per share	Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES ☒    NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $921,414,000 (1)

As of February 18, 2003, 48,448,291 shares (net of 3,228,526 treasury shares) of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held April 29, 2003 are incorporated by reference into Part III.

(1) Excludes value of shares of common stock held of record by non-employee directors and executive officers at June 30, 2002. Includes shares held by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

AIRBORNE, INC.

2002 FORM 10-K ANNUAL REPORT

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

ITEM 1. BUSINESS

General

Airborne, Inc., a Delaware corporation formed in 1999 is a holding company operating through its subsidiaries as an air express company and airfreight forwarder. Airborne expedites shipments of all sizes to destinations throughout the United States and most foreign countries. When we refer to “we”, “our”, “us”, the “Company” or “Airborne” in this Form 10-K, we mean Airborne, Inc. and all of its direct and indirect subsidiaries and their assets and operations, unless the context clearly indicates otherwise.

Our wholly-owned operating subsidiaries include Airborne Express, Inc. (“AEI”), ABX Air, Inc. (“ABX”) and Sky Courier, Inc. AEI provides domestic and international delivery services in addition to customer service, sales and marketing activities. ABX provides domestic express cargo service and cargo service to Canada and Puerto Rico in addition to sort and linehaul services. AEI is the sole customer of ABX for these services. ABX also offers limited charter services. Sky Courier provides delivery service on an expedited basis. Airborne holds a certificate of registration issued by the United States Patent and Trademark Office for the service mark AIRBORNE EXPRESS. Most public presentations of our business carry this name.

Business Description

We provide door-to-door express and deferred delivery of small packages and documents throughout the United States and to and from most foreign countries. We also act as an international and domestic freight forwarder for shipments of any size. Our strategy is to provide business customers with highly reliable, competitively priced, time definite delivery services while maintaining a low cost structure. Our combination of quality service, flexible delivery options and competitive pricing positions us as a high value alternative to other industry leaders.

Available Information

We maintain an internet website at www.airborne.com where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission.

Domestic Products and Services

Our domestic operations, supported by approximately 310 facilities, primarily involve express and deferred door-to-door delivery of shipments weighing less than 100 pounds. Shipments consist primarily of business documents and other printed matter, computer hardware and parts, software, electronic and machine parts, healthcare items, films and videotapes, and other items for which speed and reliability of delivery are important.

A primary express service is our Overnight Express product. This product, which comprised approximately 46% of our domestic shipments during 2002, generally provides delivery before noon on the next business day to most metropolitan cities in the United States. We also provide Saturday, Sunday and holiday pickup and delivery service for many cities.

We offer a 10:30 a.m. express delivery option, within our Overnight Express product, to selected zip codes (for shipment volume reporting purposes, the Overnight Express category includes our 10:30 a.m. product). This option, which was introduced in April 2001, allows customers to designate that their package be delivered by 10:30 a.m. for a surcharge of up to $5.00 per package. This service option does not require us to incur significant incremental costs since it utilizes our existing delivery infrastructure.

We also provide customers several express service products when delivery times are less sensitive. Our Next Afternoon Service (“NAS”) generally provides overnight delivery by 3:00 p.m. on the next business day. Our Second Day Service (“SDS”) generally provides delivery service by 5:00 p.m. on the second business day. These express products, which comprised approximately 35% of domestic shipments during 2002, are lower priced than the Overnight Express product reflecting the less time sensitive nature of the shipments. NAS rates are generally higher than SDS rates for comparably sized shipments.

Our airborne@home deferred service product serves the residential delivery market and targets primarily e-commerce businesses and catalog markets. This product, which comprised approximately 8% of domestic shipments during 2002, offers shippers a competitive combination of delivery service and pricing, while providing us an effective way to accomplish residential deliveries. These shipments are sorted and routed similarly to SDS shipments. We pick up, sort, and deliver airborne@home shipments to any one of 21,600 U.S. Postal Service Destination Delivery Units serving 31,100 zip codes for delivery to residences via USPS Parcel Select Service. Transit times for this delivery service are generally two to four days.

Our Ground Delivery Service (“GDS”) deferred product, introduced in April 2001, expanded our product line and allowed us to gain product parity with our competitors. We now offer both air and ground services to attract and retain customers utilizing a bundled marketing approach. GDS is a door-to-door, one to seven-day ground transit service that leverages our existing sort, linehaul, and pickup and delivery infrastructure. This deferred service targets primarily corporate shippers who also provide us express and other shipment volumes. GDS is generally priced less than express services, reflecting the less time sensitive nature of ground shipments. GDS accounted for approximately 12% of domestic shipments during 2002 and approximately 15% of domestic shipments in the fourth quarter of 2002.

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

Our Sky Courier subsidiary provides expedited next-flight-out domestic and international services at premium prices. Sky Courier also offers limited local intercity courier services as well as a Field Stock Exchange program where customer inventories are managed at our locations around the United States and Canada.

While our domestic system is designed primarily to handle small packages, any available capacity is also utilized to carry heavier weight shipments that we would normally move on other carriers in our role as an air freight forwarder.

Domestic Operations

Pickup and Delivery

We accomplish our door-to-door pickup and delivery service using approximately 15,300 delivery vans and trucks. Approximately, 5,900 are operated by us with employee drivers. Independent contractors provide the balance of our pickup and delivery services.

Because convenience is an important factor in attracting business from less frequent shippers, we have an ongoing program to place drop boxes in convenient locations. Drop boxes allow customers the flexibility to tender shipments to us without scheduling a pickup. We have approximately 15,100 boxes in service.

Sort Facilities

Our main sort center is located in Wilmington, Ohio. The sort center currently has the capacity to handle approximately  1.2 million pieces during the primary 3 1/4 hour nightly sort operation. On average, approximately 1.0 million pieces were sorted each weekday night at the sort center during the fourth quarter of 2002.

In addition to the main sort facility at Wilmington, we have eleven regional hub facilities that primarily sort shipments originating and having a destination within approximately a 300 mile radius of the regional hub.

We also conduct a day sort operation at Wilmington that services SDS, airborne@home and GDS shipments. The day sort generally receives these shipments through a combination of flights and trucks originating from regional hubs, station facilities or customer sites.

The operation of the Wilmington facility is critical to our business. The inability to use the Wilmington airport, because of bad weather or other factors, would have a serious adverse effect on our service. We have invested in sophisticated instrument landing and radar systems and other equipment that are intended to minimize the effect bad weather may have on our operations.

In the fourth quarter of 2002, the night sort and day sort operations at Wilmington handled approximately 34% and 30% of total shipment weight, respectively, with the regional hubs handling the remaining 36%.

Shipment Routing

The logistics of moving a shipment from its origin to destination are determined by several factors. Shipments are routed differently depending on shipment product type and weight, distances between origin and destination, and locations of our stations relative to the locations of sort facilities. Shipments generally are moved between stations and sort facilities on either aircraft or contracted trucks. A limited number of shipments are transported airport-to-airport on commercial air carriers.

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

The day sort operation for SDS and GDS shipments is supported by nine aircraft that return to Wilmington from overnight service destinations on Tuesday through Thursday. These aircraft, and trucks from regional hubs, arrive at Wilmington between 8:00 a.m. and 1:30 p.m., at which time shipments are sorted and reloaded on the aircraft or trucks by 3:30 p.m. for departure and return to their respective destinations.

We also perform weekend sort operations at Wilmington to accommodate Saturday pickups and Monday deliveries of both express and deferred service shipments. This sort is supported by 16 of our aircraft and by trucks.

Aircraft

We currently utilize pre-owned Boeing 767 aircraft and McDonnell Douglas DC-8 and DC-9 aircraft. After acquisition, the aircraft are modified for use within our cargo operation. At the end of 2002, our in-service fleet consisted of a total of 116 aircraft, including 22 Boeing 767-200s, 20 McDonnell Douglas DC-8s (consisting of six series 61 and 14 series 63 aircraft) and 74 DC-9s (consisting of two series 10, 43 series 30, and 29 series 40 aircraft). We own 113 of these aircraft and lease two 767 aircraft and one DC-9 aircraft. In addition, each night we charter approximately 60 smaller aircraft to connect to small cities with our own aircraft, which then operate to and from Wilmington.

During 2002, two additional 767 aircraft were placed into service, bringing the total number of 767 aircraft in service at December 31, 2002 to 22. With this newer generation and more operationally efficient aircraft, the less economical DC-8 aircraft can be placed into shorter lane segments, transferred to backup or charter operation roles, or removed from service. We plan to place two additional 767s into service in 2003, and to remove up to four DC-8s from service by the end of 2003. One DC-8 aircraft is dedicated to our charter service operations, and additional DC-8s could be deployed as charters depending on prospective business opportunities. However, the demand for charters declined in 2002 compared to 2001 and 2000 as a result of the weak economic climate. We have commitments to acquire six additional 767s by the first half of 2005. Depending on various factors including shipment growth and capacity requirements, we may initiate negotiations to defer some of these deliveries, as we have done in the past, but there is no assurance that any deferrals will be achieved. Future DC-8 aircraft retirements will be determined based on shipment growth, capacity requirements, charter service demand and the timing of placing future 767s into service.

During 2002, we decreased the nightly lift capacity of our system by approximately 55,000 pounds to 4.1 million pounds at December 31, 2002. During 2002, our average utilization of available lift capacity approximated 75% compared to 70% in 2001.

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

FOCUS provides our personnel with important information for use in coordinating our operational activities. Information regarding arrivals and departures of our aircraft, weather and documentation requirements for shipments destined to foreign locations are several examples of the information maintained and provided by FOCUS.

In 2001, we began installing new digital hand-held scanning technology into our domestic pickup and delivery operations. This technology, based on the use of integrated driver scanners, combines text messaging and scanning functionality into a single device, and replaces previous voice communications systems and dispatch processes. The new scanners benefit customers through more rapid transfers of shipment pickup and delivery data into FOCUS in addition to functionality that allows for the digital capture of consignee signatures. We also gain productivity and cost improvements through centralization of dispatch functions and driver efficiencies. We had deployed approximately 12,300 scanners as of the end of 2002 and plan to deploy 5,700 additional scanners by July 2003 to complete the rollout to our domestic stations.

International Operations

We provide international express door-to-door delivery and a variety of freight services. These services are provided in most foreign countries on an inbound and outbound basis through a network of our offices and independent agents.

Our domestic stations are staffed and equipped to handle international shipments to or from almost anywhere in the world. In addition to our extensive domestic network, we operate our own offices in Taipei, Hong Kong, Singapore, Australia, New Zealand, France, the Netherlands, Sweden and the United Kingdom. Our freight and express agents worldwide are connected to FOCUS, our on-line communication network, through which we can provide our customers with immediate access to the status of shipments almost anywhere in the world.

Our international air express service is intended for the door-to-door delivery of non-dutiable and certain dutiable shipments weighing 150 pounds or less. Most international express deliveries are accomplished within 24 to 96 hours of pickup. Our international air freight service handles heavier weight shipments on either an airport-to-airport, door-to-airport or door-to-door basis. We also offer ocean service capabilities for customers who want a lower-cost shipping option.

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

Customers and Marketing

Our primary domestic strategy focuses on providing highly reliable, competitively priced, time definite delivery services for business customers. Most high volume customers have entered into service agreements providing for specified rates or rate schedules for time definite deliveries. As of December 31, 2002, we serviced approximately 450,000 active customer shipping locations.

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

Both in the international and domestic markets, we believe customers are most effectively reached by a direct sales force, and accordingly, we do not engage in extensive mass media advertising. Domestic sales representatives are responsible for selling both domestic and international express shipments. In addition, the International Division has its own dedicated direct sales organization for selling international services.

Our sales force consisted of approximately 480 domestic representatives and 80 international specialists as of December 31, 2002. Our sales efforts are supported by the Marketing and International Divisions, based at our headquarters. Senior management is also active in marketing our services to major accounts.

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

For many of our high-volume customers, we offer a metering device, called LIBRA(SM), which is installed at the customer’s place of business. With minimum data entry, the metering device weighs the package, calculates the shipping charges, generates the shipping labels, provides custom shipping reports and enables the customer to track the status of shipments in our FOCUS shipping and tracking system. At year end 2002, the system was in use at approximately 10,900 customer locations. Use of LIBRA not only benefits the customer, but also lowers our operating costs, since LIBRA shipment data is transferred into the FOCUS system automatically, thus avoiding duplicate data entry.

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

We offer customers PC-based software designed to improve their productivity and provide convenient access to our various services. “Ship Exchange” is an internet shipping system available through our website, www.airborne.com. Ship Exchange allows customers to prepare shipping labels for domestic and international shipments, track the status of their shipments, store frequent ship-to locations in a personal address book, prepare shipping reports, in addition to other convenient features.

“Corporate Exchange” is a web-based software that provides companies control over their shipping environment. In addition to the variety of shipping features, Corporate Exchange allows customers centralized administration of employee shipping permissions and restrictions, maintenance of a shared address book, reference information and the ability to create custom reports.

Our “Small Business Center”, featured on our website, provides enhanced marketing and functionality. With this feature, customers can go online to compare competitive rates, set up a new account with us, order supplies and initiate shipping.

Our website, www.airborne.com, provides customers a global connection to our services. The website allows customers to track the status of their shipments, contact customer service representatives, locate drop boxes, compare rates and obtain other useful information about our business, such as our service offerings, documentation requirements and transit times.

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

Our Ground Delivery Service, introduced in April 2001, has allowed us to gain product parity substantially consistent with our competitors and is an area for future growth. UPS is the dominant competitor in the domestic deferred ground business, followed by FedEx. The addition of our deferred ground service provides us a more competitive platform to sell our express air and other products by allowing us to bundle these with the ground product.

We believe it is important to make capital investments to improve and maintain service and increase productivity. However, we have significantly less capital resources than our two primary competitors.

In the international markets, in addition to FedEx and UPS, we compete with DHL Worldwide Express, TNT Express, air freight forwarders and carriers, and most commercial airlines.

Employees

As of December 31, 2002, we had approximately 15,200 full-time employees and 7,300 part-time and casual employees. Approximately 7,400 full-time employees (including our 745 pilots) and 2,800 part-time and casual employees are employed under union contracts.

Labor Agreements

Labor agreements with locals of the International Brotherhood of Teamsters and Warehousemen cover most of our union ground personnel. Agreements covering 73% and 25% of our union ground personnel expire in 2003 and 2004, respectively.

Our pilots are covered by a contract that became amendable on July 31, 2001. This contract is governed by the Railway Labor Act, which provides that an amendable contract continues in effect upon the expiration of its stated term while the parties negotiate an amended contract. We are in the mediation phase of negotiations with the International Brotherhood of Teamsters. Under the Railway Labor Act, mediation is conducted by the National Mediation Board, which has sole discretion as to how long the mediation will last and when it will end. In addition to direct negotiations and mediation, the Railway Labor Act provides for potential arbitration of unsolved issues and a 30-day “cooling off” period before either party can resort to self-help. Self-help remedies include, among others, a strike by the members of the labor union and the imposition of proposed contract amendments and hiring of replacement workers by Airborne. Because the terms of new labor agreements will be determined by collective bargaining, we cannot predict the outcome of the remaining negotiations at this time or the effect of the terms of a new contract on our business or results of operations. If we are unable to successfully renegotiate a new labor agreement, our pilots may strike or institute a work stoppage or slowdown. Although we have not experienced any significant disruption from labor disputes in the past, there can be no assurance that disputes will not arise in the future, which could disrupt service to customers.

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

As a result of the events of September 11, 2001, the United States Congress enacted the Aviation and Transportation Security Act that required the creation of a new administration, now a part of the Department of Homeland Security, known as the Transportation Security Administration (“TSA”). The FAA’s security related responsibilities have been transferred to the TSA, which has overall responsibility for the screening of passengers, baggage and cargo and the security of aircraft and airports. The TSA has adopted and may in the future adopt security related regulations, including new requirements for the screening of cargo, which could have an impact on our ability to efficiently process cargo or otherwise increase costs. In addition, we may have to reimburse the TSA for the cost of security services it may provide us in the future. We believe that we are in compliance with all applicable security regulations.

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

In addition to the issuance of mandatory directives, the FAA from time to time may amend its regulations thereby increasing regulatory burdens on air carriers. For example, the FAA can order the installation or enhancement of safety related aircraft equipment. Recent legislation requires the FAA to mandate the installation of collision avoidance systems in all cargo aircraft by October 2003. We estimate the cost to comply with this legislation to be approximately $10 million, of which $8 million had been spent through the end of 2002. In addition, we must install over the next few years additional collision avoidance and navigational related equipment on our aircraft (to the extent such equipment is not already installed), which we estimate will collectively cost approximately $10 million, of which $5 million had been spent through the end of 2002. Depending on the scope of the FAA’s orders or amended regulations, these requirements may cause us to incur expenditures substantially in excess of our estimates.

The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ or the government’s approval of the rule prior to its adoption. We believe the operation of our aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities are considering adopting local noise regulations and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, we might be required to spend substantial sums, make schedule changes or take other actions to comply with such local rules. In addition, the United States, working through the International Civil Aviation Organization, is considering the adoption of more stringent aircraft noise and emissions regulations which, if adopted, could impose additional requirements on us to mitigate aircraft noise and emissions, including making substantial modifications to our aircraft. If our aircraft cannot be modified to comply with any new requirements, we could be required to retire certain aircraft before the end of their useful economic lives.

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

Risk Factors

The current economic climate may adversely affect our business and results of operations.

Businesses are the primary customers for our various services, and our success is therefore highly dependent on the level of business activity and overall economic conditions in the markets in which we operate. The United States economy rebounded very modestly in 2002 from the earlier recession, but it continues to be characterized by sluggish output growth, tightly limited capital expenditures and substantial uncertainty among businesses about the outlook. Many foreign economies are experiencing similar conditions. Although our business improved in 2002, we are cautious about the prospects for sustained economic growth. Accordingly, there can be no assurance that our business and results of operations will not be adversely affected by the current economic climate.

Intensified geopolitical risks and the resulting government responses may harm our business, reduce our revenues and increase our costs.

The world is experiencing a very high level of geopolitical uncertainty due to the threat of war in Iraq, the continued war on terrorism, erosion of relations between the United States and certain of its allies, continued conflict in the Middle East, turmoil in Venezuela and elsewhere, and many other factors. The terrorist acts of September 11, 2001 adversely impacted our business due to the FAA’s temporary grounding of all U.S. air traffic, increased security and other costs and reduced capacity utilization. Further terrorist attacks involving aircraft, or the threat of such attacks, could result in another grounding of our fleet, and would likely result in additional reductions in capacity utilization, along with increased security and other costs. In addition, terrorist attacks not involving aircraft, or the general increase in hostilities as a result of the onset of a war in Iraq or reprisals against terrorist organizations or otherwise, could adversely affect our business.

The intensification of geopolitical risks diminishes the visibility of the prospects of our business. To the extent these risks do not diminish, our business and results of operations may be adversely affected by a number of factors, including:

•	the magnitude and duration of the adverse impact of these risks on the economy in general and business activity in particular;

•	the higher costs associated with potential new airline security directives and any other increased regulation of air carriers;

•	the higher costs of insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available;

•	our ability to raise additional financing;

•	the price and availability of jet and motor fuel, and the availability to us of fuel hedges in light of current industry conditions;

•	any resulting declines in the values of the aircraft in our fleet; and

•	the extent of the benefits received by us under the Air Transportation Safety and System Stabilization Act.

If we are unable to compete successfully, our business will be materially harmed.

The market for our services has been and is expected to remain highly competitive. FedEx is our dominant competitor in the domestic air express business, followed by UPS. We rank third in shipment volume behind these two companies in the domestic air express business. Other domestic air express competitors include the U.S. Postal Service’s Express and Priority Mail Services and several other transportation companies offering next morning or next-plane-out delivery service. We also compete with companies offering domestic ground transportation services, including UPS and FedEx, and with facsimile and other forms of electronic transmission. In the international markets, in addition to FedEx and UPS, we compete with DHL Worldwide Express, TNT Express, air freight forwarders and carriers and most commercial airlines. We have significantly less capital and other resources than our two primary competitors. If we are unable to compete successfully with these competitors, our business and results of operations will be adversely affected.

We are dependent on growth of our Ground Delivery Service (GDS) and airborne@home product to offset potential declines in our core express products.

Shipment volumes of our higher-margin express products declined in 2002, and we expect shipment volumes for these products to be flat or lower in 2003. Our revenue growth and profitability depend in part on our ability to increase shipment volumes and improve yields on our GDS and airborne@home products (our arrangement with the U.S. Postal Service regarding the airborne@home product is terminable at will). If we do not achieve these objectives, our business and results of operations will suffer.

Strikes, work stoppages and slowdowns by our employees can negatively affect our results of operations.

Our business depends to a significant degree on our ability to avoid strikes and other work stoppages and slowdowns by our employees. The International Brotherhood of Teamsters and other unions represent about 7,400, including our 745 pilots, or about 49%, of our full-time employees, and 2,800, or about 38%, of our part-time and casual employees. Collective bargaining agreements covering most of our union ground personnel were renegotiated in 1998 or 1999 and expire in either 2003 or 2004.

Our pilots are covered by a contract that became amendable on July 31, 2001. This contract is governed by the Railway Labor Act, which provides that an amendable contract continues in effect upon the expiration of its stated term while the parties negotiate a new contract. We are in the mediation phase of negotiations with the International Brotherhood of Teamsters. Because the terms of new labor agreements will be determined by collective bargaining, we cannot predict the outcome of the remaining negotiations at this time or the effect of the terms of a new contract on our business or results of operations. If we are unable to successfully renegotiate a new labor agreement, our pilots may strike or institute a work stoppage or slowdown. Any prolonged strike or work stoppage or slowdown by our pilots or other employees would have a material adverse effect on our business, results of operations and financial condition.

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer, and we may be unable to satisfy our obligations.

We require significant capital to fund our business. As of December 31, 2002, we had approximately:

•	$327.6 million of long-term debt;

•	$334.8 million of operating lease commitments;

•	$147.9 million of unconditional obligations for committed aircraft and aircraft related acquisitions;

•	$52.9 million of capital lease obligations; and

•	$118.2 million of commercial commitments, including standby letters of credit and surety bonds.

Approximately $260.7 million of the above obligations are due in 2003. In addition, we are required to fund between approximately $60.0 and $70.0 million of our pension plan liabilities in 2003 and anticipate our capital expenditures to be approximately $150.0 million in 2003, which includes unconditional purchase obligations of approximately $66.5 million for committed aircraft and aircraft related acquisitions. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2003, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by deterioration in shipment volumes caused by another slowdown in the economy, by our inability to successfully implement sales growth initiatives in a cost effective manner, or by war or further terrorist attacks. Our operating results could also be negatively impacted by prolonged labor disputes, adverse weather conditions or changes in our cost structure such as from a significant increase in fuel prices. If available cash on hand and cash flows from our operations are not sufficient to fund our obligations, it may be necessary for us to secure alternative financing. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

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

We require significant quantities of gasoline, diesel fuel and jet fuel for our aircraft and delivery vehicles. We therefore are exposed to commodity price risk associated with variations in the market price for petroleum products. Although we historically have implemented fuel surcharges to mitigate the earnings impact of unusually high fuel prices, competitive and other pressures may prevent us from passing these costs on to our customers. We cannot assure you that our supply of these products will continue uninterrupted, that rationing will not be imposed or that the prices of, or taxes on, these products will not increase significantly in the future. We have at times partially hedged exposure to fuel price increases through call options on heating oil or other mechanisms. There can be no assurance that such hedges will be available to us in the future on reasonable terms. Increases in prices that we are unable to pass on to our customers will adversely affect our results of operations.

Our inability to comply with, or the costs of complying with, government regulations could negatively affect our results of operations.

Our operations are subject to complex aviation, transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require us to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Our inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations, could result in substantial fines or, in the case of DOT and FAA requirements, possible revocation of our authority to conduct our operations.

In addition to compliance with existing laws and regulations, new laws and regulations may be enacted requiring us to take additional steps to comply with them. In addition, agencies of the government have announced their intention to adopt new regulations, which if adopted, could become applicable to us. For example:

•	the FAA may issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors;

•	the FAA has mandated the installation of collision avoidance systems in all cargo aircraft by October 2003;

•	the Transportation Security Administration, or TSA, may adopt security related regulations, including new requirements for the screening of cargo, that could have an impact on our ability to efficiently process cargo or otherwise increase costs in order to comply with new regulatory requirements; and

•	the TSA may require that we reimburse it for the cost of security services it may provide us in the future;

•	the Customs Service has proposed that certain data be supplied as much as 24 hours in advance of the movement by air of exports from and imports to the United States, which could have an adverse impact on our ability to expeditiously process air freight and air express shipments;

•	the Food and Drug Administration (FDA) has proposed regulations mandating reporting of information on food shipments to the United States well in advance of their arrival; and

•	the FAA has indicated its intention to comprehensively review many air cargo related issues such as cargo loading, training and maintenance requirements, which review may require us to change certain of our operating practices.

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

In addition to the need to comply with new laws and regulations, we must now interface with the newly created Department of Homeland Security. This Department has taken over many departments and functions which regulate various aspects of our business (such as the Customs Service) and formed the Department’s Border and Transportation Directorate. The ability of this new Department to efficiently structure these combined operations and functions may impact us in ways that cannot be accurately determined at this time.

Economic and other conditions in the international markets in which we operate can affect demand for our services and our results of operations.

A key component of our business is our operations outside of the United States. For the year ended December 31, 2002, we derived approximately 11% of our revenues from international operations. If we are unable to compete successfully in these markets, our results of operations will be adversely affected. Operations in international markets present currency exchange, inflation, governmental and other risks. In some countries where we operate, economic and monetary conditions could affect our ability to convert our earnings to United States dollars or to remove funds from those countries. We may experience adverse tax consequences as we attempt to repatriate funds to the United States from other countries.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of February 18, 2003. Unless otherwise indicated the positions shown are with AEI, although Messrs. Donaway, Michael and Anderson hold comparable positions with Airborne, Inc.

Name	Age	Position

Carl D. Donaway	51	Chief Executive Officer and Chairman of the Board

Lanny H. Michael	51	Executive Vice President and Chief Financial Officer

David A. Billings	57	Senior Vice President and Chief Information Officer

Bruce E. Grout	56	Senior Vice President, International

Joseph C. Hete	48	President and Chief Operating Officer, ABX Air, Inc.

Darby Langdon	57	Senior Vice President, Planning

Kenneth J. McCumber	57	Senior Vice President, Sales

David C. Anderson	49	Vice President, General Counsel and Corporate Secretary

Carl D. Donaway. Mr. Donaway has been Chief Executive Officer and Chairman of the Board since April 2002. He served as Chief Executive Officer and President from February 2002 until April 2002. Mr. Donaway served as President and Chief

Operating Officer from August 2000 until February 2002. From February 2000 to August 2000, Mr. Donaway was Senior Executive Vice President and Chief Executive Officer of ABX and from 1992 to February 2000 he was Chief Executive Officer of ABX. Mr. Donaway was promoted to Vice President in 1990 and has been employed by us since 1977.

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

David A. Billings. Mr. Billings has served as Senior Vice President and Chief Information Officer since August 2000. From 1993 to August 2000, Mr. Billings held the position of Senior Vice President, Information and Technology Systems. Mr. Billings joined us in 1970 and served as Vice President, Information and Technology Systems from 1981 until 1988, when he left us, and again from 1990 to 1993.

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

At December 31, 2002 we maintained approximately 310 domestic and 45 foreign stations, most of which are leased. The majority of the facilities are located at or near airports.

We own our airport at the Airborne Air Park, in Wilmington, Ohio. The airport currently consists of two runways, taxi-ways, aprons, buildings serving as aircraft and equipment maintenance facilities, sort facilities, storage facilities, a training center and both operations and administrative offices. In addition, we lease eleven regional hub facilities located in Centralia, Washington; Fresno, California; Waco, Texas; Allentown, Pennsylvania; Orlando, Florida; South Bend, Indiana; Columbia, Missouri; Atlanta, Georgia; Providence, Rhode Island; Roanoke, Virginia; and Vista, California .

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends

Our common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc., under the symbol “ABF”. The following is a summary of the cash dividends paid and the high and low closing prices of our common stock as reported by the New York Stock Exchange for 2002 and 2001:

Quarter	High	Low	Dividend

2002:
Fourth	$15.43	$10.54	$.04
Third	18.39	10.92	.04
Second	23.05	16.34	.04
First	20.67	13.97	.04
2001:
Fourth	$14.97	$9.04	$.04
Third	14.20	8.25	.04
Second	11.80	8.54	.04
First	13.61	9.56	.04

On February 18, 2003, the closing price of Airborne’s common stock was $14.59 and there were 1,130 shareholders of record.

We are restricted from declaring or paying dividends on our common stock in excess of $2,000,000 during any calendar quarter under provisions of our bank revolving credit agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary as of December 31, 2002 of all of our equity compensation plans that provide for the issuance of equity securities as compensation. See Note J to the consolidated financial statements for additional discussion.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)

Equity compensation plans approved by security holders	3,975,960	$21.67	2,985,203	(1)
Equity compensation plans not approved by security holders(2)	200,000	$15.60	—
Total	4,175,960	$23.94	2,985,203	(1)

(1)	Includes 6,115 shares remaining available for future issuance to outside directors under the Company’s Director Stock Bonus Plan.
(2)	Consists of the shares issuable upon exercise of the options granted under the Company’s 2002 Executive Stock Option Plan dated February 5, 2002, as discussed in Note J to the consolidated financial statements.

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

	As of and for the years ended December 31

	2002	2001	2000	1999	1998

	(In thousands except per share data)
OPERATING RESULTS:
Revenues
Domestic	$2,978,242	$2,859,514	$2,902,002	$2,778,654	$2,719,206
International	365,494	360,291	380,132	366,342	361,440

Total	3,343,736	3,219,805	3,282,134	3,144,996	3,080,646
Operating Expenses	3,286,034	3,232,136	3,239,516	2,987,275	2,848,314

Earnings (Loss) From Operations	57,702	(12,331)	42,618	157,721	232,332
Other, Net	(30,731)	(16,573)	(19,392)	(10,333)	(10,747)

Earnings (Loss) Before Income Taxes and Change in Accounting	26,971	(28,904)	23,226	147,388	221,585
Income Tax (Expense) Benefit	(12,128)	9,446	(8,940)	(56,187)	(84,300)

Earnings (Loss) Before Change in Accounting	14,843	(19,458)	14,286	91,201	137,285
Cumulative Effect of Change in Accounting	—	—	14,206	—	—

Net Earnings (Loss)	$14,843	$(19,458)	$28,492	$91,201	$137,285

Earnings (Loss) Per Share:
Basic(1)	$.31	$(.40)	$.30	$1.88	$2.77
Diluted(1)	$.31	$(.40)	$.30	$1.85	$2.72

Dividends Per Share	$.16	$.16	$.16	$.16	$.16

Diluted Average Shares Outstanding	48,632	48,105	48,647	49,269	50,561

FINANCIAL STRUCTURE:
Property and Equipment, Net	$1,181,430	$1,247,373	$1,324,345	$1,115,712	$1,010,721
Total Assets	1,879,086	1,746,844	1,745,919	1,643,250	1,501,577
Long-term Obligations	370,091	218,053	322,230	314,707	249,149
Shareholders’ Equity	839,163	834,216	862,855	858,207	769,152
NUMBER OF SHIPMENTS:
Domestic	350,241	322,960	322,493	316,391	316,590
International	5,836	6,285	6,558	7,038	6,451

Total	356,077	329,245	329,051	323,429	323,041

(1)	For 2000, earnings per common share is shown exclusive of the cumulative effect of a change in accounting for major engine overhaul costs. Basic and diluted earnings per share inclusive of the change was $.59.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We achieved our goal of returning the Company to profitability in 2002. We accomplished this despite a difficult economic environment by building on initiatives that were launched in 2001. These initiatives included growing our new Ground Delivery Service (GDS), improving sales productivity, enhancing shipment yields through rate and fee initiatives, and optimizing labor productivity and operating cost efficiencies through continued cost controls and technology investments. Additionally, accomplishments included returning our international segment to profitability and enhancing our financial liquidity position.

We had net income in 2002 of $14.8 million or $.31 per diluted share. Our results for 2002 included after-tax, non-recurring restructuring and impairment charges of $3.9 million or $.08 per share, and securities gains of $1.0 million or $.02 per share. In 2001, we had a net loss of $19.5 million or $.40 per share, including restructuring charges of $2.9 million or $.04 per share, after-tax. 2001 operating results also included after-tax, non-recurring gains of $7.1 million or $.15 per share, from the sales of certain securities and FCC-licensed radio frequencies and from compensation provided under the Air Transportation Safety and System Stabilization Act of $8.1 million, after tax, or $.17 per share. Net income in 2000 was $28.5 million or $.59 per share, including a credit from a change in accounting for certain major engine overhaul costs of $14.2 million, after-tax, or $.29 per share.

The following table is an overview of our shipments, revenue and weight trends for the last three years:

	2002	2001	2000

Number of Shipments (in thousands):
Domestic
Overnight	159,887	170,462	185,596
Next Afternoon Service	52,011	52,016	54,213
Second Day Service	71,084	72,793	73,700
Ground Delivery Service	40,416	4,993	—
airborne@home	26,843	22,696	8,984

Total Domestic	350,241	322,960	322,493
International
Express	5,483	5,894	6,157
Freight	353	391	401

Total International	5,836	6,285	6,558

Total Shipments	356,077	329,245	329,051

Average Pounds Per Shipment:
Domestic	4.9	4.3	4.3
International	59.9	54.7	51.8
Average Revenue Per Pound:
Domestic	$1.70	$2.02	$2.03
International	$1.01	$1.03	$1.10
Average Revenue Per Shipment:
Domestic	$8.46	$8.79	$8.94
International	$62.63	$57.33	$57.96

Total revenues increased 3.8% to $3.34 billion in 2002, compared to a decline of 1.9% in 2001 and an increase of 4.4% in 2000. Shipment volumes increased 8.1% to 356.1 million in 2002 compared to 329.2 million in 2001 and 329.1 million in 2000. We were negatively impacted in 2001 by the disruption to business and closure of the U.S. air system for two days as a result of the September 11 terrorist attacks. This impacts shipment, revenue and operating comparisons to 2001.

We have taken actions over the last two years to increase rates on both domestic and international services to improve revenue per shipment yields. Further yield strategies included implementation of a number of ancillary fees and migrating from a flat rate to zone-based pricing structure. In January 2003, we took additional fee actions and increased rates for most domestic and international services commensurate with rate increases announced by other major carriers.

Domestic revenues increased 4.2% to $2.98 billion in 2002, compared to a domestic revenue decline of 1.5% in 2001 and growth of 4.4% in 2000. Revenue per shipment in our core express products has experienced improvement over the past year, increasing to $9.04 per shipment in 2002 compared to $8.90 in 2001. Core express products include our Overnight, Next Afternoon (NAS) and Second Day (SDS) services. This improvement in core express product revenue per shipment is due to the rate and fee actions mentioned above. Average revenue per domestic shipment was $8.46 in 2002 compared to $8.79 in 2001 and $8.94 for 2000. The decline in total domestic revenue per shipment in 2002 was due to a higher percentage of total shipments being from lower-yielding deferred products and lower fuel surcharge levels. Also included in domestic revenues are charter service revenues that totaled $14.3 million in 2002, $21.1 million in 2001 and $18.9 million in 2000.

Domestic revenues in 2002, 2001 and 2000 included fuel surcharge revenues which were used to help offset the historically high prices of fuel affecting costs in our air and surface operations. Fuel surcharge revenues declined by $19.1 million to $74.9 million in 2002 compared to $94.0 million in 2001 and $77.6 million in 2000. In February 2000, a fuel surcharge on core products of 3% was implemented with an additional 1% added in October 2000. The resulting 4% fuel surcharge on core products was in effect for the entire 2001 period. 2001 was also aided by a 1.2% fuel surcharge on the GDS product since the products’ introduction in April 2001. The fuel surcharge rates were reduced to 2.9% on core express business and 1% on deferred business effective January 2002. Due to escalating fuel prices during 2002, we increased the fuel surcharge in October 2002 and again in November 2002 to 4.3% on core express products and 1.3% on deferred products. Due to fuel prices escalating even higher in 2003, we increased the fuel surcharge to 5.1% and 1.8% respectively, effective March 3, 2003. We continue to monitor fuel cost trends and will make changes to the surcharges as warranted.

Domestic shipments increased 8.4% in 2002 to 350.2 million compared to 323.0 million in 2001 and 322.5 million in 2000. Core express product shipment volumes, which comprised 80.8% of our domestic shipment volumes in 2002, have declined over the last three years, a trend seen throughout the express industry. We believe this trend has been due to the difficult economic environment, which tends to see customers shift their business to lower yielding express and deferred services. Core express product shipment volumes decreased 4.2% in 2002, compared to declines of 5.8% and .9% in 2001 and 2000, respectively. Higher yielding Overnight shipments decreased 6.2% in 2002 compared to decreases of 8.2% in 2001 and .5% in 2000. NAS shipment volumes were flat in 2002 compared to decreases of 4.1% in 2001 and 3.5% in 2000. SDS shipment volumes declined 2.3% in 2002 compared to a decline of 1.2% in 2001 and growth of .1% in 2000.

We expanded our product service portfolio by introducing our Ground Delivery Service (GDS) in April 2001. GDS was initially marketed to a targeted customer base to establish customer credibility. Marketing of GDS was expanded in 2002 to encompass a broader customer segment of major ground shippers in addition to small and medium-sized customers. GDS has shown strong growth since its introduction, producing 40.4 million shipments in 2002 compared to 5.0 million shipments in 2001. Having achieved this higher level of volume, we began focusing on a more balanced approach of yield management and volume growth in the latter part of 2002. GDS continues to be an important growth initiative that offers us the opportunity not only to generate revenues from the deferred ground segment, where we had not previously participated, but also to leverage and bundle GDS with higher-yielding core express shipments.

Our airborne@home product grew 18.3% to 26.8 million shipments in 2002 compared to 22.7 million in 2001 and 9.0 million in 2000. This deferred service, introduced in 1999, is intended to capture primarily business-to-consumer shipments from e-commerce and catalog fulfillment providers. The airborne@home service utilizes an arrangement with the U.S. Postal Service to provide final delivery of the product. We have been pleased with this product’s acceptance and growth since its inception.

Our international segment showed improved results in 2002, aided by steps taken to reduce operating costs, improve productivity and increase product yields. Additionally, in the fourth quarter of 2002, we achieved strong revenue growth in our freight product, in part due to the West Coast port lockout which prompted customers to shift from ocean to air transportation. The international segment recorded operating income of $6.8 million in the fourth quarter of 2002 and $3.9 million for all of 2002. We attributed approximately $2.0 million of segment operating income to the positive effects of the port lockout. In 2001 and 2000, the international segment reported losses of $3.1 million and $7.3 million, respectively. International revenues increased 1.4% in 2002 compared to a decrease of 5.2% in 2001 and an increase of 3.8% in 2000. Total international shipments decreased 7.1%, 4.2% and 6.8% in 2002, 2001 and 2000, respectively. Our lower-yielding, small package international express shipments declined 7.0% in 2002, 4.3%, and 7.3% in 2001 and 2000, respectively. The higher-yielding, heavy-weight international freight shipments declined 9.7% and 2.5% in 2002 and 2001, respectively, and increased 0.5% in 2000. In 2002, international revenues were aided by an increase in average weight per shipment to 59.9 pounds, compared to 54.7 pounds in 2001 and 51.8 pounds in 2000.

In June 2002, we acquired our service partner, Pagtrans SA, a French international transportation services company providing air express, airfreight, ocean freight, logistics and customs brokerage services. The acquisition price was $700,000, including direct costs. Revenues recorded in 2002 since the acquisition date were $7.2 million. Operating earnings recorded since the date of acquisition were not material to the international segments’ performance in 2002.

We aggressively managed our costs in 2002 and 2001 to improve operating results. We have reduced or combined airline flight segments, resulting in reduced fuel consumption and maintenance cost savings. Discretionary expenses were also cut to achieve cost efficiencies. Measuring cost performance on a per shipment basis, operating expense per shipment declined 6.0% in 2002 to $9.23 compared to $9.82 in 2001 and $9.85 in 2000. This improvement was made more difficult due to higher corporate costs resulting from outside market factors, which negatively impacted operating expenses in 2002. These corporate costs, including pension, workers’ compensation, employee healthcare and other insurance related expenses, increased by $25 million in 2002 over 2001. In 2002 and 2001, through several announced reductions in force and stringent management of labor hours, we improved our labor productivity. Productivity, measured by shipments handled per paid employee hour, improved 9.4% in 2002 compared to an improvement of 3.9% in 2001 and a decline of .9% in 2000.

Transportation purchased as a percentage of revenues increased to 33.0% in 2002 as compared to 32.5% in 2001 and 31.8% in 2000. Total transportation purchased increased 5.4% in 2002 compared to 0.4% in 2001 and 7.9% in 2000. The increase in costs as a percentage of revenues in 2002 was due to incremental costs associated with higher GDS and @home shipment volumes. Pickup and delivery costs paid to independent contractors and surface linehaul costs increased due to the higher volumes of deferred services. Delivery costs paid to the U.S. Postal Service increased from higher volumes of airborne@home shipments. International airline costs have also increased due to additional weight transported and security-related costs charged by airlines on most lane segments.

Station and ground expense as a percentage of revenues was 32.9% in 2002 compared to 33.4% in 2001 and 32.1% in 2000. Total station and ground expense increased 2.1% in 2002 compared to increases of 2.0% and 8.1% for 2001 and 2000, respectively. The relatively low percentage increases in 2002 and 2001 expense in comparison to 2000 was a result of productivity improvements achieved in our station and sort operations. The positive impact of the productivity improvements offset higher wage, benefit and workers compensation costs and costs incurred to service higher shipment volumes. Workers compensation costs in 2002 increased as we revised our estimated reserves to reflect higher claim loss estimates contained in a recently completed independent actuarial analysis report. While we have containment programs in place to actively manage costs in this area, workers compensation reserve estimates have been impacted by negative claim severity trends, including time-loss and medical cost components.

Flight operations and maintenance expense, as a percentage of revenues, was 15.7% in 2002 compared to 17.3% in 2001 and 17.9% in 2000. Costs in this category declined 5.6% and 5.3% in 2002 and 2001, respectively, and increased 14.7% in 2000. Fuel costs declined $19.7 million in 2002 compared to 2001 and $40.7 million in 2001 compared to 2000 due to reduced fuel consumption and lower comparative jet fuel prices. In 2000, fuel costs increased $69.8 million in comparison to 1999. The average aviation fuel price was $.83 per gallon in 2002 compared to $.91 per gallon in 2001 and to $1.02 per gallon in 2000. However, average jet fuel prices over this three-year period were still substantially higher than historical averages. While average aviation fuel prices for the full year 2002 declined compared to 2001 and 2000, prices increased steadily throughout 2002. In the fourth quarter of 2002 the average price per gallon was $.93 and increased to an average of $1.05 per gallon in the first two months of 2003. We increased the revenue fuel surcharge twice in the fourth quarter of 2002 and again effective March 3, 2003 to help mitigate this price escalation. Also, to mitigate potential exposure from extreme price increases in jet fuel, we entered into call option contracts on heating oil to hedge a significant portion of our projected jet fuel requirements. In September 2002, we entered into contracts for a six-month period extending through March 2003, and in February 2003 we entered into contracts for the three-month period extending through June 2003. These contracts would mitigate fuel price exposure on most of our consumption if prices were to rise approximately 50% above the average price for 2002. No fuel hedge contracts were entered into during 2001 or 2000.

Aviation fuel consumption decreased 4.9% in 2002 to 153.0 million gallons compared to a consumption decrease of 12.7% in 2001 and a 1.8% increase in consumption in 2000 over 1999. The decrease in consumption in 2002 and 2001 was primarily due to our efforts to reduce and combine certain flight segments beginning in the second quarter of 2001. Also, we continued our program of placing 767 aircraft into service, which has allowed less fuel-efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service. Two 767 aircraft were placed in service in 2002, three in 2001 and nine were placed in service in 2000.

Aircraft maintenance expense decreased 3.9% in 2002 compared to an increase of 1.1% in 2001 and an increase of 1.2% in 2000. Maintenance expense decreased in 2002 due to the removal and retirement, over the past several years, of maintenance intensive DC-8 aircraft. Aircraft maintenance expense is expected to increase in 2003, as the scheduled maintenance increases for the 767 aircraft placed into service over the past few years.

Effective January 1, 2000, we changed our method of accounting for major engine overhaul costs on DC-9 aircraft from the accrual method to the direct expense method where costs are expensed as incurred. A $14.2 million or $.29 per share non-cash credit, net of tax, was recorded in 2000 for this change.

General and administrative expense as a percentage of revenues was 8.2% in 2002, 8.2% in 2001 and 8.1% in 2000. Total general and administrative costs increased 3.3% in 2002 compared to increases of 0.4% and 7.5% in 2001 and 2000, respectively. Included in this expense category were non-recurring charges of $3.2 million and $2.9 million, recorded in 2002 and 2001, respectively. These charges were for severance and restructuring costs associated with the reduction in force and facility closure related to certain domestic and international realignment actions taken. Of these costs, $0.9 million had not been paid as of December 31, 2002. We aggressively managed costs in this category of expense and continued to employ strong cost controls over labor and discretionary costs. These cost reduction efforts have helped to mitigate wage, employee healthcare, bad debt and pension cost pressures.

Pension costs associated with Company-sponsored defined benefit pension plans, which are included in the general and administrative expense category, have increased significantly over the past several years. The increases are primarily market-driven and caused by negative investment returns on plan assets and lower discount rates applied to future pension obligations. Defined benefit plan pension expense, on our qualified plans, was $45.3 million, $38.3 million and $27.6 million in 2002, 2001 and 2000, respectively.

Sales and marketing expense as a percentage of revenues was 2.7% in 2002 compared to 2.8% in 2001 and 2.5% in 2000. This category of expense has increased over the past two years relative to levels incurred in 2000 due, in part, to specific actions taken to improve our selling effectiveness, which included increasing our sales personnel as well as expanding marketing efforts to attract new business.

Depreciation and amortization expense totaled 5.7% of revenues in 2002 compared to 6.5% and 6.3% in 2001 and 2000, respectively. Depreciation and amortization expense decreased 8.1% in 2002 compared to an increase of 0.9% in 2001, and a decrease of 1.4% in 2000. In 2002, this category of expense included a $3.1 million impairment charge on an unscheduled retirement of a DC-8 aircraft. A routine maintenance check on this aircraft revealed the need for extensive, unanticipated repairs. Rather than incur the additional maintenance costs, we decided to retire the aircraft. The non-cash charge is associated with adjusting the aircraft’s net book value to its fair value, which is the equivalent of an estimated parts value. The decline in depreciation expense for 2002 is due to the relatively lower levels of capital expenditures made in 2002 and 2001 in relation to expenditures in 2000 and prior years, coupled with the timing of certain aircraft assets becoming fully depreciated.

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

Interest income increased to $5.1 million in 2002 compared to $1.7 million in 2001 and $.4 in 2000. The increase in interest income in 2002 and 2001 was due to higher average levels of cash equivalent short-term investments resulting from liquidity actions we have taken over the past several years.

Interest expense increased to $34.7 million in 2002 compared to $21.6 million in 2001 and $23.8 million in 2000. The increase was primarily due to higher levels of average outstanding indebtedness incurred upon the issuance of $150 million in senior convertible notes in March 2002 and the financing of five 767 aircraft in August 2001. The level of interest expense in 2002 was not materially impacted by the payoff of our $100 million, 8.875% senior notes, since these notes matured in December 2002. The lower level of interest expense in 2001 in comparison to 2000 was due in part to decreased borrowings that occurred as a result of the securitization of $200 million of accounts receivable under a facility that was implemented in December 2000. Interest capitalized, primarily on the acquisition and modification of 767 aircraft, was $1.4 million in 2002 compared to $2.4 million and $6.8 million in 2001 and 2000, respectively.

Discounts on the sales of receivables associated with recording the obligation to fund the purchaser’s costs under our accounts receivable securitization facility were $4.0 million in 2002, $9.3 million in 2001 and $0.1 million in 2000. Lower expense levels in 2002 in comparison to 2001 were due to a lower interest rate environment and lower average amounts outstanding under the facility. As the facility was implemented in late December 2000, discounts recorded were not material in 2000. Because of the sales recognition treatment associated with these securitization transactions, the cost is recorded separate from interest expense.

Included in other income in 2002 was a non-recurring gain of $1.8 million from the sale of a minority equity interest in one of our international agents. Included in other income in 2001 were non-recurring gains of $9.3 million from the sale of FCC-licensed radio frequencies resulting from a change to digital from voice pickup and delivery communication technology.

Additionally, in 2001, a non-recurring gain of $2.1 million resulted from the sale of our shares of Equant N.V. These shares were acquired through our participation in SITA, a cooperative of major airline companies, which primarily provides data communication services to the air transport industry. In 2000, we recorded a $1.9 million non-recurring gain from the sale of securities of Metropolitan Life. We, as policyholder, received these securities when the insurance company demutualized.

Our effective tax expense rate of 45.0% in 2002 compares to a tax benefit rate of 32.7% for 2001 and a tax expense rate on earnings before a change in accounting of 38.5% in 2000. The level of tax expense or benefit is impacted by our level of non-deductible expenses and state income taxes in relation to the level of earnings recorded in 2002 and 2000 and losses recorded in 2001.

Outlook

The performance of the U.S. and global economies will have an impact on our operating results in 2003 and beyond. As the economy does not appear to be showing signs of sustained growth, we are cautious regarding the prospects of shipment growth in our core express products. Our core express products have experienced volume declines during the first two months of 2003 compared to 2002 due to adverse weather conditions and continued economic weakness. Accordingly, shipment volumes of these products are expected to be lower in 2003 compared to 2002. We are focused on balancing growth with yield improvement in the GDS product going forward. We are targeting 200,000 to 210,000 shipments per day for GDS in the first quarter of 2003, with 3% to 5% sequential quarterly growth during 2003. We are targeting @home volumes of 100,000 to 110,000 shipments per day in the first quarter with 2% to 4% sequential quarterly growth during 2003. Both deferred product lines are expected to realize some seasonal spike in volumes in the fourth quarter of 2003.

The actions we have taken to reduce international operating costs, improve productivity and increase revenue yields should assist in maintaining profitability in the international segment. While we were pleased with the peak season performance of our international segment in the fourth quarter of 2002, certain market-related events that benefited the international segment in the fourth quarter have not carried over into 2003. Accordingly, in 2003 it will be difficult to achieve the level of profitability achieved in the international segment in 2002.

We expect pressure on our operating costs in 2003, due in part to higher deferred shipment volumes and increased pension, insurance and fuel costs. Further, costs in the first two months of 2003 have been negatively impacted by adverse weather conditions. Higher shipment volumes, driven primarily by growth in our GDS product, will result in increased truck linehaul, pickup, and delivery costs. Wage and benefit pressures will offset some of the benefits of anticipated labor productivity gains. Our pension costs are estimated to increase approximately $9 million in 2003 to $54 million as a result of lower investment returns on plan assets and lower discount rates. We expect Company-sponsored employee healthcare plan costs to increase approximately $13 million, or 15%, in 2003. Fuel prices have continued to increase to levels higher than the fourth quarter of 2002, and will likely remain high until the conflict in the Middle East has been resolved. Also, there is no assurance that any increases in the level of fuel surcharge will completely offset rising fuel costs if prices spike up further.

Financial Condition

We accomplished our financial objectives for 2002, which were to increase our liquidity sources and cash reserves and stringently manage capital expenditures to achieve free cash flow.

Capital expenditures and financing associated with those expenditures are significant factors that affected our financial condition over each of the last three years. Capital spending was reduced significantly in 2002 and 2001 in comparison to 2000 and prior years due to aggressive efforts to reduce spending to a level below the level of cash flow generated from operations. Total capital expenditures, net of dispositions, were $108.4 million in 2002, compared to $125.7 million in 2001 and $367.9 million in 2000. In addition, we financed $18.5 million in 2002 and $15.8 million in 2001 in delivery vehicles and shipment scanning equipment through operating and capital leases.

A significant portion of capital expenditures relates to the acquisition and modification of aircraft and related flight equipment. We have continued our program to acquire and deploy Boeing 767 aircraft, which provide a higher level of operating efficiency than the DC-8 aircraft. We acquired three additional 767 aircraft in both 2002 and 2001 after acquiring nine 767s in 2000. At the end of 2002, we had 116 aircraft in service, consisting of 22 767s, 20 DC-8s and 74 DC-9s. Other capital expenditures in 2002 included facilities and package handling equipment, leasehold improvements for new or expanded facilities, computer equipment and software.

The level of capital spending for 2003 is anticipated to increase to approximately $150 million, primarily as a result of sort facility expansion and improvements and technology investments. We anticipate taking delivery of three additional 767 aircraft in 2003, the same number of aircraft deliveries as in 2002, and incurring other capital expenditures that maintain or enhance service. Additionally, assets procured in 2003 through capital or operating leases for delivery vehicles and pickup and delivery scanning technology are anticipated to be approximately $35 million. Included in the above capital spending and leasing plans are investments of approximately $54 million for delivery vehicles and expansion of our sort facilities in support of our GDS product.

As we place additional 767 aircraft into service over the next few years, we may remove additional DC-8 aircraft from service depending on factors such as overall capacity requirements and the need for aircraft in our charter operations. During 2002, we removed four DC-8 aircraft from service.

We have commitments to acquire six additional 767 aircraft, three in 2003, two in 2004 and one in 2005. Additionally, four of these aircraft are committed to be modified to a freighter configuration from their original passenger configuration. Over the past two years we have been successful in negotiating deferrals of aircraft deliveries and may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be achieved.

Liquidity and Capital Resources

Our operating cash flow is a major source of our liquidity. Cash provided by operating activities, which excludes increases in restricted cash was $206.8 million in 2002 compared to $234.9 million in 2001 and $263.3 million in 2000. Additional liquidity of $50 million in 2001 and $150 million in 2000 was generated from advances under a receivable securitization facility. These sources of cash coupled with specific borrowing transactions, net of investing and other financing activities, resulted in an increase of cash and cash equivalents to $339.9 million as of December 31, 2002 compared to $201.5 and $40.4 million as of December 31, 2001 and 2000, respectively. As of December 31, 2002, $36.3 million of cash and cash equivalents were restricted from general use and held in an insurance trust to support a portion of outstanding self-insured casualty liabilities, including workers compensation, automobile and general liability coverages.

We generated free cash flow, measured as cash from operating activities net of capital expenditures, of $98.4 million in 2002 compared to $109.1 million in 2001. In 2000 we had negative cash flow of $104.5 million, primarily due to the capital investment related to the acquisition of nine 767 aircraft.

In March 2002, we completed a private placement offering of $150 million of 5.75% convertible senior notes. The notes are for a five-year term maturing in April 2007. The proceeds from the sale were used, in part, to fund the repayment of $100.0 million of 8.875% senior notes at maturity in December 2002.

In addition to our cash and cash equivalent reserves, we had $142.8 million in available borrowing capacity under our bank credit agreement at December 31, 2002. We had no borrowings outstanding under this facility as of December 31, 2002. This agreement, which expires in June 2004, also supports $97.3 million of outstanding letters of credit and is collateralized by a substantial majority of our assets and contains certain restrictive covenants. We were in compliance with all restrictive covenants as of December 31, 2002. Certain covenants require us to maintain minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), both on a quarterly and trailing four-quarter basis that sequentially increase over the remaining term of the agreement. These covenants may not be met for the March 31, 2003 reporting date and accordingly, we are pursuing strategies to ensure the borrowing commitment under the facility is maintained. These strategies include obtaining covenant waivers or renegotiating the minimum levels of required EBITDA. If we are unsuccessful in obtaining waivers or renegotiating terms we may not have access to any borrowing capacity under this agreement.

Our accounts receivable securitization facility, which expires in June 2004, provides for a maximum of $250 million in available proceeds from the sale of eligible receivables. The facility is accounted for as a sale of assets and, accordingly, receivables sold and the amounts outstanding under the facility are not reflected on the consolidated balance sheet. At December 31, 2002, we had received $200 million of sales proceeds and had eligible receivables to support the maximum available under the facility.

Our ratio of long-term obligations to total capitalization was 27.3% at December 31, 2002, compared to 18.2% at December 31, 2001. The higher ratio at the end of 2002 was primarily due to the issuance of $150 million of convertible senior notes in March 2002. Our ratio of long-term obligations to total capitalization, including the amounts outstanding under the accounts receivable securitization, was 36.6% and 30.0% at December 31, 2002 and 2001, respectively.

In our opinion, existing cash and cash equivalents coupled with anticipated cash flow from operations and available capacity under our accounts receivable securitization facility should provide adequate flexibility for financing operations and capital expenditures in 2003.

While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2003, certain circumstances could arise that would materially affect liquidity. Cash flows from operations could be affected by deterioration in core shipment volumes caused by a further slowdown in the economy, impacts resulting from the conflict in the Middle East, further terrorist attacks, or our inability to successfully implement sales growth initiatives in a cost effective manner. Operating results could also be negatively impacted by prolonged labor disputes or changes in our cost structure from areas such as a significant rise in fuel prices. Weakening operating performance also could result in our inability to remain in compliance with financial covenants contained in our revolving credit and accounts receivable securitization agreements, thereby reducing liquidity sources and potentially requiring the use of cash collateral to support outstanding letters of credit. Lower revenues could also cause amounts currently drawn under the securitization facility to be reduced.

Disclosures About Contractual Obligations and Commercial Commitments

Information regarding contractual obligations and commercial commitments is as follows (in thousands):

	Payments due by Period

Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$327,550	$5,267	$111,798	$163,194	$47,291
Capital Lease Obligations	52,913	5,105	11,274	11,259	25,275
Operating Leases	334,800	86,591	123,473	65,233	59,503
Unconditional Purchase Obligations	147,900	66,500	81,400	—	—

Total Contractual Cash Obligations	$863,163	$163,463	$327,945	$239,686	$132,069

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit	$97,275	$97,275	$—	$—	$—
Surety Bonds	20,947	—	—	—	20,947

Total Commercial Commitments	$118,222	$97,275	$—	$—	$20,947

Inflation

The rate of inflation has been relatively constant over the past several years, and so has its impact on our results of operations and financial condition. The effects of inflation have been considered in management’s discussion where considered pertinent.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in the Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, postretirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, useful lives and impairments of property and equipment, income taxes, Federal stabilization compensation, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when shipments are delivered to the customer. For shipments picked up but not delivered, direct costs are deferred and recognized upon delivery. We estimate the amount of direct costs to be deferred utilizing recent shipment level cost trends applied to the actual shipments in transit as of a particular reporting date.

Asset Valuation

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We continually evaluate the useful lives and fair values of our property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of factors, such as a determination that excess capacity exists in our air or ground networks, or changes in regulations grounding the use of our aircraft. When an asset is considered impaired, as was the case with a DC-8 aircraft that was removed from service in 2002, the asset is adjusted to its fair value.

We value our aircraft spare parts inventory at weighted-average cost and maintain a related obsolescence reserve. A provision for spare parts obsolescence is recorded over the estimated useful life of our aircraft and considers the amount of spare parts expected to be on hand on the date the aircraft are anticipated to be removed from service. Should changes occur regarding expected spare parts to be on hand or anticipated useful lives of aircraft, revisions to the estimated obsolescence reserve may be required.

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

Self-Insurance

We self-insure certain claims relating to workers compensation, automobile, general liability, healthcare and loss and damage on customer shipments. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of workers compensation and healthcare, independent actuarial reports. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our annual results of operations.

Contingencies

We are involved in legal matters that have a degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcome of those matters will not differ materially from our assessment of them. There also can be no assurance that we know all matters that may be brought against us at any point in time.

Postretirement Obligations

We sponsor qualified defined benefit pension plans and healthcare plans that provide postretirement benefits for certain union and a substantial portion of our non-union employees. Additionally, we have unfunded excess plans for certain employees, including our executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our postretirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our annual results of operations.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we consider Moody’s Aa published long-term corporate bond yield as of our reporting date (December 31). We believe utilizing this published rate, as a benchmark, would be similar to the results that would be obtained through selective matching of the plan’s funding obligations to specific corresponding bonds of similar quality and maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note I to the consolidated financial statements) but also affects the succeeding years’ pension and postretirement healthcare costs. The discount rate selected for December 31, 2002, based on the method described above, was 6.75% compared to 7.25% at December 31, 2001. This 50-basis-point decrease will negatively affect and increase our pension and postretirement healthcare expense by approximately $6.6 million in 2003.

In evaluating our assumption regarding expected long-term investment returns on plan assets, we consider a number of factors. These include our historical plan returns in connection with our asset allocation policies and assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long-term inflation assumptions. The selection of the expected return rate materially affects our pension costs. We selected an expected rate of return of 8% for 2002 and will continue to use this rate for valuation and determining pension costs in 2003. We continue to believe that 8% is a reasonable long-term rate of return despite the market down-turn that has resulted in negative returns over the past three years. Due to the negative investment returns experienced in 2002, our 2003 pension costs will be negatively affected by $7.1 million. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2002 would have increased by approximately $2.6 million. We do not use a calculated value method in determining asset values as of the measurement date.

The assumed future increase in salaries and wages is also a significant estimate in determining pension costs. In selecting this assumption we consider our historical wage increases, future wage increase projections and inflation. We used a 5% salary increase assumption (6.5% for our pilots) in 2002 and in 2003 will lower these assumptions to a 4% salary increase assumption (5% for our pilots). In 2002, had we used a salary increase assumption which was 100 basis points higher than that used, pension costs would have increased by approximately $5.2 million.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for our fiscal year beginning on January 1, 2003 will not have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that only certain extinguishments of debt be classified as extraordinary items. Further, this statement requires a capital lease that is modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for our fiscal year beginning on January 1, 2003. The provision of the statement pertaining to lease modifications is effective for transactions consummated after May 15, 2002. Implementation of this statement did not have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force Issue 94-3, required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for our exit or disposal activities that are initiated on or after January 1, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees.

Additionally, this interpretation clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. Disclosures under Interpretation No. 45 are effective for us on December 31, 2002. The disclosure and recognition provisions of this interpretation did not have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in our annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We currently plan to follow the provisions of Accounting Principles Board (APB) Opinion No. 25 in accounting for our stock option plans until such time new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. We sell our receivables to a commercial paper conduit. Since the fair value of our receivables are less than half of the overall conduit’s assets, we do not have a variable interest in the conduit under this interpretation and therefore, no consolidation is required. This interpretation is effective for us on January 1, 2003 and will not have a material impact on our financial position, results or operations or cash flows.

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

Interest Rate Risk

As described in Note G to the consolidated financial statements, we have various debt instruments, including debt issued at fixed and variable rates of interest. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. As of December 31, 2002 and 2001, we had approximately $309.7 and $250.6 million of fixed interest rate exposure and $70.8 and $74.9 million of variable interest rate exposure, respectively.

Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. As of December 31, 2002, a 20% increase in interest rates would have resulted in an increase in interest expense of approximately $1.0 million for the year ended December 31, 2002.

In addition to our variable rate debt instruments, we are exposed to fluctuations in the projected financing costs associated with our accounts receivable securitization facility. The discount on these continuous sales is based on LIBOR rates. As of December 31, 2002 and 2001, we had received $200 million in proceeds from the sale of an undivided interest in our receivables. A 20% increase in the discount rate would have resulted in an increase in discount costs of approximately $1.0 million for the year ended December 31, 2002.

Fixed interest rate risk can be quantified by estimating the decrease in fair value of our long-term debt through a hypothetical 20% increase in interest rates. As of December 31, 2002, a 20% increase in interest rates would have decreased fair value of our long-term debt by approximately $10.4 million. The underlying fair value before performing the hypothetical calculation was estimated principally from quoted market prices for the same securities.

We use an interest rate swap to manage the exposure to future cash flow changes related to our floating interest rate debt. This swap was entered into in connection with the issuance of the debt that it was intended to modify. The notional amount, interest payment, and maturity dates of the swap match the terms of the associated debt.

The fair value of the interest rate swap at December 31, 2002 was a liability of approximately $3.6 million compared to a deferred gain of $1.0 million at December 31, 2001. The potential decrease in fair value resulting from a hypothetical 20% shift downward in interest rates would be approximately $1.6 million. This sensitivity analysis assumes a parallel shift in the yield curve. Although certain assets and liabilities may have similar maturities or periods to re-pricing, they may not react correspondingly to changes in market interest rates.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating costs in currencies other than the U.S. dollar. We currently use forward contracts to hedge Yen cash flow currency exposures. As of December 31, 2002, the net fair value of the $1.1 million notional forward contracts was approximately $37,000. The potential loss in fair value on these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would not be significant.

We do not believe movements in the foreign currencies in which we transact will significantly affect future pretax earnings.

Jet Fuel Price Risk

We are dependent on jet fuel to operate our fleet of aircraft, and our earnings are impacted by changes in jet fuel prices. For the year ended December 31, 2002, we consumed 153.0 million gallons of jet fuel at an average price of $.83 per gallon.

Jet fuel price sensitivity can be quantified by estimating the decrease in earnings as a result of a uniform increase in average jet fuel prices applied against consumption. If jet fuel prices had increased 10%, fuel costs for the year ended December 31, 2002 would have increased approximately $12.7 million. We historically have implemented fuel surcharges to mitigate the earnings impact of unusually high fuel prices and thus, the increase in costs shown above resulting from a 10% increase in the price of fuel may not affect net income in an equal amount. Further, to mitigate potential exposure from extreme price increases in jet fuel, in September 2002, we entered into a call option contract on heating oil to hedge a significant portion of our projected jet fuel requirements for a six-month period extending through March 2003, and in February 2003 entered for a three-month period contract extending through June 2003. These contracts would mitigate fuel price exposure on most of our consumption if prices were to rise approximately 50% above the average price for 2002. No fuel hedge contracts were entered into during 2001 or 2000. We may enter into additional contracts in future periods depending on pricing and market conditions.

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

/s/ CARL D. DONAWAY	/s/ LANNY H. MICHAEL
Carl D. Donaway Chief Executive Officer and Chairman of the Board	Lanny H. Michael Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Airborne, Inc. and Subsidiaries

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Airborne, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, the Company changed its method of accounting for major engine overhaul costs on DC-9 aircraft effective January 1, 2000.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP February 25, 2003 Seattle, Washington

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2002	2001	2000

	(In thousands except per share data)
REVENUES:
Domestic	$2,978,242	$2,859,514	$2,902,002
International	365,494	360,291	380,132

	3,343,736	3,219,805	3,282,134
OPERATING EXPENSES:
Transportation purchased	1,103,823	1,046,954	1,042,541
Station and ground operations	1,099,422	1,076,623	1,055,142
Flight operations and maintenance	526,346	557,412	588,582
General and administrative	274,067	265,402	264,333
Sales and marketing	90,952	90,390	82,512
Depreciation and amortization	191,424	208,355	206,406
Federal legislation compensation	—	(13,000)	—

	3,286,034	3,232,136	3,239,516

EARNINGS (LOSS) FROM OPERATIONS	57,702	(12,331)	42,618

OTHER INCOME (EXPENSE):
Interest income	5,132	1,696	371
Interest expense	(34,685)	(21,564)	(23,796)
Discount on sales of receivables	(4,050)	(9,293)	(96)
Other	2,872	12,588	4,129

EARNINGS (LOSS) BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING	26,971	(28,904)	23,226
INCOME TAX (EXPENSE) BENEFIT	(12,128)	9,446	(8,940)

EARNINGS (LOSS) BEFORE CHANGE IN ACCOUNTING	14,843	(19,458)	14,286
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, NET OF TAX	—	—	14,206

NET EARNINGS (LOSS)	$14,843	$(19,458)	$28,492

EARNINGS (LOSS) PER SHARE:
BASIC—
Before change in accounting	$.31	$(.40)	$.30
Cumulative effect of change in accounting	—	—	.29

Earnings (loss) per basic share	$.31	$(.40)	$.59

DILUTED—
Before change in accounting	$.31	$(.40)	$.30
Cumulative effect of change in accounting	—	—	.29

Earnings (loss) per diluted share	$.31	$(.40)	$.59

DIVIDENDS PER SHARE	$.16	$.16	$.16

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$339,900	$201,500
Restricted cash	36,333	—
Accounts receivable, less allowance of $13,616 and $11,509	169,880	126,040
Spare parts and fuel inventory	36,223	38,413
Refundable income taxes	627	27,161
Deferred income tax assets	32,444	30,572
Prepaid expenses and other	31,404	28,021

TOTAL CURRENT ASSETS	646,811	451,707

PROPERTY AND EQUIPMENT, NET	1,181,430	1,247,373
EQUIPMENT DEPOSITS AND OTHER ASSETS	50,845	47,764

TOTAL ASSETS	$1,879,086	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$160,772	$141,873
Salaries, wages and related taxes	94,581	75,458
Accrued expenses	132,744	145,997
Income taxes payable	4,912	—
Current portion of long-term obligations	10,372	107,410

TOTAL CURRENT LIABILITIES	403,381	470,738

LONG-TERM OBLIGATIONS	370,091	218,053
DEFERRED INCOME TAX LIABILITIES	146,321	143,526
POSTRETIREMENT LIABILITIES	59,720	39,423
OTHER LIABILITIES	60,410	40,888
COMMITMENTS AND CONTINGENCIES (Note H)
SHAREHOLDERS’ EQUITY:
Preferred stock, without par value—
Authorized 6,000,000 shares, no shares issued
Common stock, par value $1 per share—
Authorized 120,000,000 shares, issued 51,657,886 and 51,375,711	51,658	51,376
Additional paid-in capital	308,813	304,984
Retained earnings	547,409	540,544
Accumulated other comprehensive loss	(8,859)	(2,820)

	899,021	894,084
Treasury stock, 3,234,526 and 3,240,526 shares, at cost	(59,858)	(59,868)

	839,163	834,216

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,879,086	$1,746,844

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$14,843	$(19,458)	$28,492
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	191,424	208,355	206,406
Deferred income taxes	923	16,348	20,679
Postretirement obligations	(7,203)	21,507	19,224
Casualty insurance	20,876	9,893	5,967
Cumulative effect of change in accounting	—	—	(14,206)
Other	(4,036)	(12,921)	2,513
Change in assets and liabilities, net of effects of business acquisition:
Proceeds from receivable securitization facility	100,000	80,000	150,000
Reduction in receivables sold	(100,000)	(30,000)	—
Restricted cash	(36,333)	—	—
Accounts receivables	(38,708)	42,645	(29,641)
Inventory and prepaid expenses	(891)	(2,394)	4,679
Refundable income taxes	26,534	(5,566)	(19,916)
Accounts payable	18,899	(38,750)	38,536
Accrued expenses, salaries and taxes payable	20,495	15,224	588

NET CASH PROVIDED BY OPERATING ACTIVITIES	206,823	284,883	413,321
INVESTING ACTIVITIES:
Additions to property and equipment	(108,413)	(125,740)	(367,862)
Proceeds from sale of securities	3,778	2,117	1,913
Proceeds from sale of radio frequencies	—	9,295	—
Cash acquired in business acquisition, net of purchase price paid	1,027	—	—
Other	2,114	(1,693)	(16,061)

NET CASH USED BY INVESTING ACTIVITIES	(101,494)	(116,021)	(382,010)
FINANCING ACTIVITIES:
Issuance of debt, net of issuance costs	145,125	1,597	—
Principal payments on long-term obligations	(108,197)	(2,627)	(442)
Proceeds (payments) on bank notes, net	—	(103,000)	8,000
Issuance of aircraft loan	—	61,975	—
Proceeds from sale-leaseback of aircraft	—	40,800	—
Exercise of stock options	4,121	1,201	1,259
Dividends paid	(7,736)	(7,698)	(7,754)
Shareholder rights redemption	(242)	—	—
Repurchase of common stock	—	—	(20,662)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	33,071	(7,752)	(19,599)

NET INCREASE IN CASH AND CASH EQUIVALENTS	138,400	161,110	11,712
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	201,500	40,390	28,678

CASH AND CASH EQUIVALENTS AT END OF YEAR	$339,900	$201,500	$40,390

SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash at end of year	$36,333	$—	$—
Cash paid during the year—
Interest, net of amount capitalized	35,261	21,091	24,066
Income taxes paid (refunded)	25,180	(22,307)	10,604
Non-cash financing activities—
Capital lease transactions	13,197	3,361	—
Contribution of treasury stock to profit sharing plans	—	—	4,367

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(In thousands)
BALANCE AT JANUARY 1, 2000	$51,176	$298,742	$546,962	$918	$(39,591)	$858,207

Comprehensive income:
Net earnings			28,492			28,492
Other comprehensive income, net of tax—
Unrealized securities losses				(769)		(769)
Foreign currency translation adjustments				(285)		(285)

Total comprehensive income (loss)			28,492	(1,054)		27,438
Common stock dividends paid			(7,754)			(7,754)
Repurchase of common stock					(20,662)	(20,662)
Exercise of stock options	104	1,155				1,259
Contribution of treasury stock to profit sharing plans		3,988			379	4,367

BALANCE AT DECEMBER 31, 2000	51,280	303,885	567,700	(136)	(59,874)	862,855

Comprehensive income:
Net loss			(19,458)			(19,458)
Other comprehensive income, net of tax—
Unrealized securities losses				(379)		(379)
Foreign currency translation adjustments				(384)		(384)
Unrealized interest rate swap gains				626		626
Minimum pension liabilities				(2,547)		(2,547)

Total comprehensive loss			(19,458)	(2,684)		(22,142)
Common stock dividends paid			(7,698)			(7,698)
Exercise of stock options	96	1,099			6	1,201

BALANCE AT DECEMBER 31, 2001	51,376	304,984	540,544	(2,820)	(59,868)	834,216

Comprehensive income:
Net earnings			14,843			14,843
Other comprehensive income, net of tax—
Unrealized securities losses				(1,298)		(1,298)
Foreign currency translation adjustments				144		144
Unrealized interest rate swap losses				(2,830)		(2,830)
Minimum pension liabilities				(1,895)		(1,895)
Unrealized fuel hedge losses				(160)		(160)

Total comprehensive income (loss)			14,843	(6,039)		8,804
Common stock dividends paid			(7,736)			(7,736)
Shareholder rights redemption			(242)			(242)
Exercise of stock options	282	3,829			10	4,121

BALANCE AT DECEMBER 31, 2002	$51,658	$308,813	$547,409	$(8,859)	$(59,858)	$839,163

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company’s revenues are primarily derived from domestic and international transportation of shipments. The Company provides door-to-door express and deferred delivery of small packages and documents throughout the United States and to and from most foreign countries. The Company also acts as an international and domestic freight forwarder for shipments of any size. Most domestic shipments are transported on the Company’s own airline and a fleet of ground transportation vehicles through its Company-owned airport and central sorting facilities, or one of eleven regional hubs. International shipments are transported utilizing a combination of the Company’s domestic network, commercial airline lift capacity, and a network of offshore Company offices and independent agents.

As of December 31, 2002, the Company had approximately 10,200 employees (45% of total employees), including approximately 745 pilots, employed under collective bargaining agreements with various locals of the International Brotherhood of Teamsters and Warehousemen. The pilots are covered by an agreement that became amendable on July 31, 2001. Most labor agreements covering 73% and 25% of the Company’s ground personnel expire in 2003 and 2004, respectively. Although the Company has not experienced any significant disruptions from labor disputes in the past, there can be no assurance that disputes will not arise in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned aircraft finance subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for bad debts, self-insurance reserves, spare-parts inventory, depreciation and impairments of property and equipment, labor contract settlements, postretirement obligations, Federal stabilization compensation, income taxes, contingencies and litigation and other accruals. Changes in these estimates and assumptions may have a material impact on the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents shown on the consolidated balance sheets included short-term commercial paper or money market fund investments of $307,812,000 and $127,968,000 as of December 31, 2002 and 2001, respectively. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Restricted cash at December 31, 2002 included $35,505,000 of money market fund investments that were restricted from general use and held in an insurance trust to support a portion of outstanding self-insured casualty liabilities, including workers compensation, automobile and general liability coverages.

The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. Cash and cash equivalents shown on the consolidated balance sheet includes balances in other accounts prior to being transferred to the primary disbursement accounts. Uncleared checks of $29,705,000 and $25,531,000 were included in accounts payable at December 31, 2002 and 2001, respectively.

Spare Parts and Fuel Inventory

Spare parts are stated at average cost and fuel inventory is stated at cost on a first-in, first-out basis. An obsolescence reserve is maintained for the Company’s aircraft spare parts. A provision is recorded over the estimated useful life of the related aircraft that considers the spare parts expected to be on hand on the date the aircraft is anticipated to be removed from service.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and Equipment

Property and equipment is stated at cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the accounts with any related gain or loss reflected in earnings from operations.

For financial reporting purposes, depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. The Company periodically evaluates the estimated service lives and residual values used to depreciate its property and equipment. This evaluation may result in changes in estimated loss and residual values. Depreciable lives are as follows:

Flight equipment	5 to 18 years
Buildings, runways, and leasehold improvements	5 to 40 years
Package handling and ground support equipment	3 to 10 years
Vehicles and other equipment	3 to 8 years

DC-9 aircraft generally carry residual values of 15% of asset cost. All other property and equipment have no assigned residual values.

When an aircraft is removed from service and considered impaired, as was the case with a DC-8 aircraft removed from domestic operations in 2002, the assets residual value is adjusted to its fair value, which is the equivalent of an estimated parts value in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. A fair value adjustment charge of $3,068,000 was included in depreciation and amortization expense in 2002.

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

The Company adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant effect on the Company’s financial position or results of operations.

Capitalized Interest

Interest incurred during the construction period of certain facilities and on aircraft purchase and modification costs is capitalized until the date the asset is placed in service as an additional cost of the asset. Capitalized interest was $1,447,000, $2,377,000 and $6,770,000 for 2002, 2001 and 2000, respectively.

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

The Company believes that it is more likely than not that certain deferred tax assets will be realized from future income. Accordingly, no valuation allowance was provided as of December 31, 2002 or 2001.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income which consists of changes in equity arising during the period from available for sale marketable securities, foreign currency translation adjustments, minimum pension liabilities, and from adjusting interest rate swaps and fuel hedge contracts to fair value.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition

Revenues are recognized when shipments are delivered to the customer. For shipments picked up but not yet delivered, direct costs are deferred and recognized upon delivery. The Company estimates the amount of direct costs to be deferred utilizing historical shipment level cost trends applied to the actual shipments in transit as of a particular reporting date.

Foreign Currency Instruments, Interest Rate Swap Agreements and Fuel Hedge Contracts

The Company accounts for its derivative instruments under the provisions of SFAS No. 133, as amended. This statement requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes criteria for a derivative to qualify as a hedge for accounting purposes. Changes in fair value of derivatives designated as hedges of forecasted transactions will be deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transaction occurs and is recognized in earnings. In addition, all derivatives used in hedge relationships must be designated, reassessed and documented pursuant to provisions of SFAS No. 133.

The Company utilizes forward foreign exchange contracts to manage the risk associated with currency fluctuations on certain receivables and payables denominated in Japanese yen. The contracts are for terms consistent with the settlement of underlying transactions, which are generally three months or less. Changes in the contract values on these cash flow hedges and the changes in fair values of the underlying hedged receivable or payable are recognized currently in earnings. The Company had $1,079,000 and $1,014,000 in notional forward contracts outstanding with unrealized gains recorded of $37,000 and unrealized losses recorded of $52,000 as of December 31, 2002 and 2001, respectively.

The Company entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting debt incurred on certain aircraft financings from variable to fixed rates. Maturity dates, interest rate reset dates, and notional amounts of the interest rate swap match those of the underlying debt. The differential between the variable and fixed rates to be paid or received is accrued as interest rates change and recorded as an adjustment to interest expense. The notional principal amount of the interest rate swap was $54,439,000 and $58,923,000 as of December 31, 2002 and 2001, respectively.

The fair value of the interest rate swap agreement and the amount of hedging losses deferred on the interest rate swap was $3,582,000 at December 31, 2002 compared to a deferred gain of $1,019,000 at December 31, 2001. Changes in fair value of the interest rate swap are reported, net of related income taxes, in accumulated other comprehensive income (loss). This amount is reclassified into interest expense as a yield adjustment in the same period in which the related interest on the aircraft financings affects earnings. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements of operations. Incremental interest expense incurred as a result of the interest rate swap was $1,628,000 and $166,000 in 2002 and 2001, respectively. Based on the current expectations for interest rates, the Company expects approximately $1,720,000 to be reclassified to interest expense during 2003.

The Company has utilized fuel contract hedges with financial institutions to limit its exposure to volatility in jet fuel prices. In September 2002, the Company entered into a call option contract on heating oil to hedge a significant portion of its projected jet fuel requirements for a six-month period extending through March 2003 and in February 2003, entered into a three-month contract extending through June 2003. The Company accounts for its fuel contracts at fair value with corresponding changes in fair value included as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet. No proceeds were received under these contracts during 2002. Proceeds received under the contracts, if any, are based on a monthly 30-day forward delivery price index with settlement the subsequent month. Any proceeds received would be recorded as a decrease to fuel expense upon settlement. As of December 31, 2002, a deferred charge of $160,000, net of tax, had been recorded in accumulated other comprehensive income (loss).

The Company had no fuel contract hedges outstanding at December 31, 2001 and 2000. There were no settlement payments made or received on fuel contract hedges during 2001 or 2000.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

Effective January 2002, the Company implemented the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. As required by provisions of the statement, the Company completed its transitional tests and determined no impairment adjustments were necessary. Further, the Company no longer amortizes its goodwill. The total amount of goodwill recorded and included in equipment deposits and other assets on the consolidated balance sheet was $2,600,000 and $2,200,000 as of December 31, 2002 and 2001, respectively. Net earnings (loss) and basic and diluted net earnings (loss) per share for 2001 and 2000, excluding goodwill amortization expense, would not have been materially different from amounts reported. Goodwill amortization recorded in 2001 and 2000 was $130,000.

Stock-Based Compensation

The Company has elected to follow APB Opinion No. 25 in accounting for its stock option plans. No compensation expense was recorded in 2002, 2001 or 2000. Had expense been measured under the fair value provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per basic and diluted share for 2002, 2001 and 2000 would have been reduced (increased) to the pro forma amounts as follows (in thousands except per share data):

	Year Ended December 31

	2002	2001	2000

Net earnings (loss):
As reported	$14,843	$(19,458)	$28,492
Add: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(4,202)	(5,426)	(5,368)

Pro forma	$10,641	$(24,884)	$23,124

Net earnings (loss) per basic share:
As reported	$0.31	$(.40)	$.59
Pro forma	0.22	(.52)	.48
Net earnings (loss) per diluted share:
As reported	$0.31	$(.40)	$.59
Pro forma	0.22	(.52)	.48

The weighted average fair value for options granted in 2002, 2001 and 2000 computed utilizing the Black-Scholes option-pricing model, was $7.24, $5.36 and $8.99, respectively. Significant assumptions used in the estimation of fair value and compensation expense are as follows:

	Year Ended December 31

	2002	2001	2000

Weighted expected life (years)	6.5	6.9	6.3
Weighted risk-free interest rate	4.6%	5.1%	6.7%
Weighted volatility	45.0%	43.0%	42.0%
Dividend yield	1.0%	1.3%	0.8%

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

The cumulative effect of this change in accounting resulted in a non-cash credit in 2000 of $14,206,000 net of taxes, or $.29 per diluted share. Excluding the cumulative effect, this change increased net earnings for 2000 by approximately $3,687,000, net of tax, or $.08 per diluted share.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for the Company on January 1, 2003, will not have a significant impact on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that only certain extinguishments of debt be classified as extraordinary items. Further, this statement requires a capital lease that is modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for the Company’s beginning on January 1, 2003. The provision of the statement pertaining to lease modifications is effective for transactions consummated after May 15, 2002. Implementation of this statement did not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force Issue 94-3, required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for the Company’s exit or disposal activities that are initiated on or after January 1, 2003. Implementation of this statement is not anticipated to have a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, this interpretation clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. Disclosures under Interpretation No. 45 are effective for the Company on December 31, 2002. The disclosure and recognition provisions of this interpretation did not have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to follow the provisions of Accounting Principles Board (APB) Opinion No. 25 in accounting for its stock option plans until such time new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. The Company sells its receivables to a commercial paper conduit, as further discussed in Note C. Since the fair value of the Company’s receivables are less than half of the overall conduit’s assets, the Company does not have a variable interest in the conduit under this interpretation and therefore, no consolidation is required. This interpretation is effective for the Company on January 1, 2003, and will not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the classification used in 2002.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B—FAIR VALUE INFORMATION

The carrying amounts and related fair values of the Company’s financial instruments are as follows (in thousands):

	December 31

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities	$12,394	$12,394	$15,441	$15,441
Long-term debt	327,550	336,260	282,393	278,001
Derivatives (liability) asset:
Interest rate swap	(3,582)	(3,582)	1,019	1,019
Foreign exchange contracts	37	37	(52)	(52)

Marketable securities consist primarily of commingled investment funds that may be used for funding non-qualified pension plan obligations and, in 2001, an equity interest in an international agent which was disposed of during 2002. These securities are considered available-for-sale securities for financial reporting purposes and are classified with equipment deposits and other assets on the consolidated balance sheets. Fair value for these investments is based on quoted market prices for the securities underlying the investment funds or the same securities. Unrealized losses on these securities, which are included in other comprehensive income (loss), were $1,035,000, $616,000, and $1,248,000 for 2002, 2001, and 2000, respectively. Realized gains recognized in 2002, 2001 and 2000 were $1,829,000, $197,000, and $1,117,000, respectively.

Discussion regarding the fair value of the Company’s long-term debt and interest rate swap is disclosed in the respective notes to the consolidated financial statements. Fair value of the Company’s interest rate swap is based on the current LIBOR interest rate swap yield curve. Fair value for the Company’s forward foreign exchange contracts is based on the estimated amount at which the contracts could be settled based upon forward market exchange rates. Carrying amounts for cash and cash equivalents, restricted cash, trade accounts receivable and current liabilities approximate fair value.

NOTE C—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31

	2002	2001

Retained interest in securitized accounts receivable:
Securitized trade accounts receivable	$341,813	$306,497
Less: Proceeds from sale of undivided interest in receivables	(200,000)	(200,000)
Less: Allowance for doubtful accounts	(11,588)	(9,220)

Retained interest in securitized accounts receivable, net	130,225	97,277
Other accounts receivable:
Other trade accounts receivable	41,683	31,052
Less: Allowance for doubtful accounts	(2,028)	(2,289)

Other trade accounts receivable, net	39,655	28,763

Accounts receivable on consolidated balance sheets	$169,880	$126,040

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

To facilitate the sales, the Company formed Airborne Credit, Inc. (“ACI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary consolidated by the Company. The Company transfers substantially all of its U.S. trade account receivables

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to ACI, whose sole purpose, in turn, is to sell an undivided interest in receivables to an unrelated commercial paper conduit and receive proceeds of up to $250,000,000. The facility is for a three-year term expiring June 2004. The Company retains the servicing of the receivables transferred to ACI. The Company had eligible receivables to support the maximum of $250,000,000 in sales proceeds at December 31, 2002 and receivables to support $232,500,000 in proceeds at December 31, 2001.

To the extent that customers default on the receivables, losses will first reduce the Company’s retained interest in the receivables prior to reducing the interests sold through the facility. Any increase in actual defaults above the recorded amount of allowance for doubtful accounts would decrease the value of the Company’s retained interest.

Upon the sale of the undivided interest in the receivables, the Company incurs a liability to fund the purchaser’s costs of financing the proceeds. This liability is recorded at the time of sale and is estimated based on projected financing costs over the projected life of the receivable interests sold. Discounts associated with the sale of receivables, primarily related to recording the obligation to fund the purchaser’s costs, were $4,050,000, $9,293,000 and $96,000 for 2002, 2001, and 2000, respectively, and are shown as discounts on sales of receivables in the consolidated statements of operations. The Company does not believe any difference between the projected and actual financing costs would have a material effect on the financial condition or results of operations.

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31

	2002	2001

Flight equipment	$1,882,447	$1,850,304
Land, buildings and leasehold improvements	266,127	266,758
Package handling and ground support equipment	225,756	217,507
Vehicles and other equipment	302,804	320,030

	2,677,134	2,654,599
Accumulated depreciation and amortization	(1,495,704)	(1,407,226)

Total property and equipment	$1,181,430	$1,247,373

NOTE E—ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31

	2002	2001

Self insurance	$53,339	$49,273
Retirement plans	35,637	53,991
Unearned revenues	22,429	20,274
Property and other taxes	11,555	12,318
Interest	4,596	2,636
Other	5,188	7,505

Total accrued expenses	$132,744	$145,997

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F—INCOME TAXES

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31

	2002	2001

Self insurance	$16,289	$14,155
Employee benefits	14,440	13,206
Bad debts, sales reserves and other	1,715	3,211

Current net deferred income tax assets	32,444	30,572

Depreciation	168,835	157,493
Employee benefits	(11,687)	(13,715)
Self insurance	(17,629)	(13,377)
Internally developed systems	6,422	6,680
Other	380	6,445

Noncurrent net deferred income tax liabilities	146,321	143,526

Net deferred income tax liabilities	$113,877	$112,954

The sources of pretax earnings (loss) consist of the following:

	Year Ended December 31

	2002	2001	2000

Domestic	$27,085	$(23,794)	$31,893
Foreign	(114)	(5,110)	(8,667)

Total pretax earnings (loss)	$26,971	$(28,904)	$23,226

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31

	2002	2001	2000

Current:
Federal	$5,652	$(25,385)	$(12,445)
State	1,790	(2,000)	(210)
Foreign	(18)	(53)	256

	7,424	(27,438)	(12,399)
Deferred:
Depreciation	11,342	10,816	23,702
Employee benefits	794	5,125	(1,684)
Self insurance	(6,386)	(1,925)	(4,352)
Internally developed systems	(258)	3,010	3,671
Alternative minimum tax credit	—	639	(639)
Aircraft engine overhaul accrual	—	—	6,163
Cumulative effect of change in accounting	—	—	(8,707)
Other	(788)	327	3,185

	4,704	17,992	21,339

Total income tax expense (benefit)	$12,128	$(9,446)	$8,940

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The income tax expense (benefit) rate on earnings (loss) from continuing operations differed from the Federal statutory rate as follows:

	Year Ended December 31

	2002	2001	2000

Taxes computed at statutory rate	35.0%	(35.0%)	35.0%
State and foreign income taxes, net of federal benefit	5.0%	(2.5%)	3.0%
Tax effect of nondeductible expenses	5.1%	5.0%	6.7%
Tax credits	—	—	(3.5%)
Other	(0.1%)	(0.2%)	(2.7%)

	45.0%	(32.7%)	38.5%

NOTE G—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	December 31

	2002	2001

Convertible senior notes, 5.75%, due April 2007	$150,000	$—
Senior notes, 7.35%, due September 2005	100,000	100,000
Senior notes, 8.875%, due December 2002	—	100,000
Aircraft loan	57,558	61,651
Refunding revenue bonds, 1.55% as of December 31, 2002, due June 2011	13,200	13,200
Other	6,792	7,542

Total long-term debt	327,550	282,393
Capital lease obligations	52,913	43,070

Total long-term obligations	380,463	325,463
Less current portion	(10,372)	(107,410)

Total long-term obligations, net	$370,091	$218,053

The Company has a revolving bank credit agreement providing for a total commitment of $275,000,000 that expires in June 2004. The agreement is collateralized by a substantial majority of the Company’s assets and contains restrictions that reduce the amount of available borrowing capacity by the amount of outstanding letters of credits, amounts calculated under leverage limitation provisions and the level of eligible collateral. With the current level of eligible collateral, available capacity under the agreement at December 31, 2002, net of $97,275,000 outstanding letters of credit and leverage limitations was $142,800,000. At December 31, 2002, no borrowings were outstanding under the agreement and the Company was in compliance with restrictive covenants including covenants requiring the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), leverage and debt service coverage ratios and required levels of liquidity. The covenants regarding the maintenance of minimum levels of EBITDA, both on a quarterly and trailing four-quarter basis, which sequentially increase over the remaining term of the agreement, may not be met for the March 31, 2003 reporting date. Accordingly, the Company is pursuing strategies which ensure the borrowing commitment under the facility is maintained. These strategies include obtaining covenant waivers or renegotiating the minimum levels of required EBITDA. If the Company is unsuccessful in obtaining waivers or renegotiating terms, it may not have access to any borrowing capacity under this agreement. The agreement also restricts the Company from declaring or paying dividends on its common stock in excess of $2,000,000 during any calendar quarter. The $100,000,000 of outstanding 7.35% senior notes are also collateralized by assets of the Company. The agreement did permit a one-time payment of $242,000 ($.005 per share) made in May 2002 to shareholders upon redemption and termination of the Company’s shareholder rights plan.

The Company has an aircraft loan, collateralized by three 767 aircraft, which has an outstanding balance of $57,558,000 as of December 31, 2002. The loan is scheduled to fully amortize in 2017 and carries a variable interest rate of LIBOR plus 2.5% (3.94% at December 31, 2002). The three aircraft have been sold to a majority-owned and consolidated subsidiary. The net

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

carrying value of the three aircraft was $73,803,000 at December 31, 2002. As discussed in Note A, the Company has entered into an interest rate swap agreement effectively converting the loan from a variable to a fixed rate of 4.72%.

In March 2002, the Company issued $150,000,000 of 5.75% convertible senior notes due April 2007. The proceeds of the sale were used, in part, to fund the repayment of $100,000,000 of 8.875% senior notes due on December 15, 2002 at their stated maturity. The notes are convertible into shares of the Company’s common stock, at the option of the holder, at a conversion rate of 42.7599 shares per each $1,000 principal amount of notes held, subject to adjustment in certain circumstances. This is equivalent to a conversion price of $23.39 per share. At the current conversion price, a total of 6,413,985 shares are issuable upon full conversion of the notes. The Company incurred issue costs of $4,875,000 in connection with this transaction.

The Company’s tax-exempt airport facilities refunding bonds carry no sinking fund requirements and bear interest at weekly adjustable rates. The average interest rate on these borrowings was 1.43% during 2002. Payment of principal and interest is secured by an irrevocable bank letter of credit that is collateralized by a mortgage on certain airport properties which had a net carrying value of $38,874,000 at December 31, 2002.

The scheduled annual principal payments on long-term debt, exclusive of capital lease obligations are $5,267,000, $5,673,000, $106,125,000, $6,480,000 and $156,714,000 for 2003 through 2007, respectively.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various long-term capital and operating lease agreements for certain aircraft and equipment and for a substantial portion of its facilities. These leases expire at various dates through 2016.

Rental commitments under long-term capital and operating leases at December 31, 2002, are as follows (in thousands):

	Capital Leases	Operating Leases

2003	$9,227	$86,591
2004	9,142	71,298
2005	9,142	52,175
2006	9,025	38,013
2007	7,409	27,220
2008 and beyond	34,679	59,503

Total minimum lease payments	$78,624	$334,800

Amount representing interest	(25,711)

Obligations under capital leases	52,913
Obligations due within one year	(5,105)

Long-term obligations under capital leases	$47,808

Property and equipment includes $57,879,000 and $44,250,000 and accumulated depreciation and amortization includes $5,583,000 and $1,229,000 applicable to capital leases as of December 31, 2002 and 2001, respectively.

Rental expense under operating leases for 2002, 2001 and 2000 was $97,555,000, $92,969,000 and $95,559,000, respectively.

Commitments

The Company has entered into firm agreements to purchase six used Boeing 767s at various dates through 2005. Additionally, four of these aircraft are committed to be converted to a freighter configuration from their original passenger configuration. Payments for the aircraft and conversions will approximate $66,500,000, $57,500,000 and $23,900,000 for

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2003, 2004 and 2005, respectively. There are currently no aircraft related commitments extending beyond 2005. Over the past two years the Company has been successful in negotiating deferrals of aircraft deliveries and may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be achieved.

Contingencies

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company’s financial condition or results of operations as of and for the year ended December 31, 2002.

NOTE I—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors defined benefit and defined contribution pension plans and postretirement healthcare plans. These plans are generally provided to employees who are not covered by multi-employer plans to which the Company contributes under terms of various collective bargaining agreements.

Information regarding the Company’s qualified defined benefit pension plans and postretirement healthcare plans is as follows (in thousands):

	Pension Plans		Postretirement Healthcare Plans

Year Ended December 31	2002	2001	2002	2001

Reconciliation of projected benefit obligation:
Obligation as of January 1	$278,159	$220,605	$14,222	$11,125
Service cost	24,607	22,616	1,126	898
Interest cost	21,279	17,353	987	917
Plan transfers	1,666	—	—	—
Benefits paid	(3,137)	(2,611)	(325)	(481)
Actuarial loss	31,520	20,196	238	1,763
Plan amendments	15,252	—	—	—

Obligation as of December 31	$369,346	$278,159	$16,248	$14,222

Accumulated benefit obligation	$217,554	$151,960

Reconciliation of fair value of plan assets:
Plan assets as of January 1	$114,596	$102,567	$—	$—
Actual loss on plan assets	(9,998)	(5,130)	—	—
Plan transfers	1,666	—	—	—
Employer contributions	51,889	19,770	325	481
Benefits paid	(3,137)	(2,611)	(325)	(481)

Plan assets as of December 31	$155,016	$114,596	$—	$—

Funded status:
Funded status as of December 31	$(214,330)	$(163,563)	$(16,248)	$(14,222)
Unrecognized prior service cost (income)	50,898	41,914	(198)	(318)
Unrecognized net actuarial loss	108,622	60,272	2,850	2,765

Accrued benefit cost	$(54,810)	$(61,377)	$(13,596)	$(11,775)

Amounts recognized in consolidated balance sheet at December 31:
Accrued benefit liability	$(54,810)	$(61,377)	$(13,596)	$(11,775)
Additional minimum liability	(7,756)	—	—	—
Intangible asset	7,756	—	—	—

Accrued benefit cost	$(54,810)	$(61,377)	$(13,596)	$(11,775)

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued expenses on the consolidated balance sheets include accrued qualified defined benefit pension plan liabilities of $35,196,000 and $53,991,000 as of December 31, 2002 and 2001, respectively. Long-term postretirement liabilities include postretirement healthcare and remaining qualified defined benefit pension plan liabilities and additional minimum liabilities of $40,966,000 and $19,161,000 as of December 31, 2002 and 2001, respectively. Intangible assets of $7,756,000 are included in equipment deposits and other assets as of December 31, 2002. No additional minimum liabilities or intangible assets were recorded for these plans as of December 31, 2001.

Net periodic benefit cost consists of the following components (in thousands):

	Pension Plans			Postretirement Healthcare Plans

Year Ended December 31	2002	2001	2000	2002	2001	2000

Service cost	$24,607	$22,616	$17,309	$1,126	$898	$948
Interest cost	21,279	17,353	13,379	987	917	700
Expected return on plan assets	(10,341)	(8,752)	(7,926)	—	—	—
Net amortization and deferral	9,777	7,107	4,828	34	157	(101)

Net periodic benefit cost	$45,322	$38,324	$27,590	$2,147	$1,972	$1,547

Assumptions used in determining pension and postretirement healthcare obligations were as follows:

	Pension Plans			Postretirement Healthcare Plans

	2002	2001	2000	2002	2001	2000

Discount rate (for qualified and nonqualified plans)	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase (pilots)	6.50%	6.50%	6.50%	—	—	—
Rate of compensation increase (non-pilots)	5.00%	5.00%	5.00%	—	—	—

Effective January 1, 2002, the Company amended its qualified retirement plans to incorporate the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). EGTRRA, among other things, increased the limits of covered compensation considered under the qualified plans benefit formulas. The effect of the amendment is to increase benefit obligations funded through the qualified plans and reduce obligations funded through Company sponsored non-qualified plans.

The projected benefit obligation (“PBO”) as of a date is the actuarial present value of all benefits attributed to a plan’s benefit formula to employee service rendered to that date, including the effects of estimated future compensation increases. Alternatively, the accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributed by a plan’s benefit formula to employee service rendered prior to a date and is based on current and past compensation levels and does not consider future compensation increases. The Company considers the ABO a more meaningful measure of accrued liabilities for purposes of determining funding adequacy. As of December 31, 2002, the Company’s qualified plans had funded plan assets plus accrued liabilities at least equal to the ABO but less than the PBO.

In addition to qualified defined benefit plans, the Company has a defined contribution profit sharing plan. Retirement income has historically been provided to employees through the coordination of benefits accumulated and funded through the combination of the defined benefit and profit sharing plans. Generally, benefit levels calculated under defined benefit plan formulas are offset by amounts contributed and earned in an employee’s profit sharing account. In 2000, plan amendments were adopted that provided for an increase in retirement income levels provided under the defined benefit plans and discontinued future contributions to an employee’s account (with the exception of contributions for the Company’s pilots) in the profit sharing plan. Previous contributions and earnings accumulated under the profit sharing plan prior to the amendments as well as future account earnings will continue to be coordinated with benefits accrued under the defined benefit plans. These amendments had the effect of increasing accumulated and projected benefit obligations under the defined benefit plan. Qualified plan assets and accumulated and projected benefit obligation amounts shown above exclude $116,614,000 and $133,480,000 as of December 31, 2002 and 2001, respectively, of assets held and obligations

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accrued under the profit sharing plan. If these assets and obligations were combined with the defined benefit plans, the Company’s funded ratio, as measured by the sum of the fair value of qualified defined benefit and profit sharing plan assets divided by the sum of projected benefit obligations and profit sharing obligations, would be 55.9% and 60.3% at December 31, 2002 and 2001, respectively. The Company’s funded ratio when substituting accumulated benefit obligations for projected benefit obligations in the above calculation, would be 81.3% and 86.9% at December 31, 2002 and 2001, respectively.

The Company also sponsors several non-qualified defined benefit pension plans. The accumulated benefit obligation of these plans was $18,884,000 and $20,444,000 as of December 31, 2002 and 2001, respectively. Postretirement liabilities include accruals relating to these plans of $10,805,000 and $14,504,000 as of December 31, 2002 and 2001, respectively. The Company has invested in certain commingled investment funds that may be used for funding non-qualified pension plan obligations.

The Company also recorded additional minimum liabilities associated with its non-qualified defined benefit pension plans. Additional minimum liabilities of $8,079,000 and $5,942,000 are included in postretirement liabilities and an intangible asset of $858,000 and $1,800,000 is included in other assets as of December 31, 2002 and 2001, respectively. Other comprehensive income and accumulated other comprehensive income (loss) include charges of $3,081,000 and $4,142,000 for the years ended December 31, 2002 and 2001, respectively. No additional minimum liabilities or other comprehensive income charges were recorded for the year ended December 31, 2000.

The assumed healthcare cost trend rate used in measuring postretirement healthcare benefit costs was 10.0% for 2002, decreasing each year by 1.0% until it reaches a 5.0% annual growth rate in 2007. A 1% increase or decrease in the assumed healthcare cost trend rate for each year would not have a material effect on the accumulated postretirement benefit obligation or cost as of or for the year ended December 31, 2002. Postretirement healthcare plan obligations have not been funded.

The Company maintains defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals of up to 20% of annual compensation and by employer matching contributions on employee salary deferrals of up to 6% of annual compensation. The Company also has a defined contribution profit sharing plan which is coordinated and used to offset obligations accrued under the qualified defined benefit plans. Contributions to this plan, except for the Company’s pilots, were discontinued in 2000. The profit sharing plans hold 1,078,382 shares of the Company’s common stock at December 31, 2002, representing 2% of outstanding shares. Expense for these plans is as follows (in thousands):

	Year Ended December 31

	2002	2001	2000

Capital accumulation plans	$8,041	$7,919	$7,970
Profit sharing plans	441	—	380

Defined contribution plans	$8,482	$7,919	$8,350

The Company contributes to multi-employer defined benefit pension plans and health and welfare plans for substantially all employees covered under collective bargaining agreements. Expense for these plans is as follows (in thousands):

	Year Ended December 31

	2002	2001	2000

Multi-employer defined benefit pension plans	$48,341	$46,454	$45,668
Multi-employer health and welfare plans	52,263	51,215	49,113

Multi-employer plans	$100,604	$97,669	$94,781

NOTE J—STOCK OPTIONS

The Company has four shareholder approved stock option plans for the issuance of qualified and nonqualified stock options. Three of these plans, approved by the shareholders in 1989, 1994 and 1998 (the “1989 Plan”, “1994 Plan” and “1998

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plan”), reserve shares of the Company’s common stock for issuance to officers and key employees. Options granted under the 1994 Plan vest over a three-year period. A nominal number of fully vested options are outstanding under the 1989 Plan. Options granted under the 1998 Plan include options which vest over a four year period and performance options issued to the Company’s executive officers which vest upon attainment of specified market price targets of the Company’s common stock. A fourth plan, the 2000 Directors’ Stock Option Plan, provides for annual grants to the Company’s non-employee directors of options for 2,000 shares that vest fully on the date of grant. A fifth plan, effective in 2002 and not approved by shareholders, provided for a one-time grant to each of two retiring executive officers of a fully vested five-year option to acquire 100,000 shares. The options granted under these five plans have exercise prices equal to the fair market value of the Company’s stock on the date of grant and terms of up to ten years. A total of 7,907,250 shares may be granted under these plans. There were 2,979,088 shares available for future grants as of December 31, 2002.

A summary of the Company’s stock option activity and related information is as follows:

	Year Ended December 31

	2002	2001	2000

Outstanding at beginning of year	3,738,935	3,332,317	2,819,847
Granted	936,000	731,000	746,200
Exercised	(332,627)	(101,447)	(116,485)
Canceled	(166,348)	(222,935)	(117,245)

Outstanding at end of year	4,175,960	3,738,935	3,332,317

Exercisable at end of year	2,765,443	2,216,602	1,977,390

Weighted average exercise price information is as follows:

	Year Ended December 31

	2002	2001	2000

Outstanding at beginning of year	$22.40	$24.44	$25.35
Granted	15.60	12.00	18.94
Exercised	13.18	11.60	10.74
Canceled	28.06	23.68	25.07
Outstanding at end of year	21.38	22.40	24.44
Exercisable at end of year	23.94	23.63	21.65

Information related to the number of options outstanding, weighted average price per share and remaining life of significant option groups outstanding at December 31, 2002, is as follows:

	Outstanding			Exercisable

Price Range	Number	Average Price	Life in Years	Number	Average Price	Life in Years

$11.13-$12.00	849,471	$11.91	6.91	430,976	$11.81	5.75
$13.00-$18.94	2,117,828	16.31	6.56	1,211,888	16.31	5.62
$31.06-$38.13	1,208,661	36.93	5.59	1,122,579	36.84	5.56

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K—EARNINGS PER SHARE

Net earnings (loss) and average shares used in basic and diluted earnings per share calculations were as follows (in thousands except per share data):

	Year Ended December 31

	2002	2001	2000

NET EARNINGS (LOSS):
Earnings (loss) before cumulative effect of change in accounting principle	$14,843	$(19,458)	$14,286

SHARES:
Basic weighted average shares outstanding	48,360	48,105	48,396
Stock options	272	—	251

Diluted weighted average shares outstanding	48,632	48,105	48,647

EARNINGS (LOSS) PER SHARE (before cumulative effect of change in accounting):
Basic	$.31	$(.40)	$.30

Diluted	$.31	$(.40)	$.30

The above calculations of earnings (loss) per diluted share for 2002, 2001 and 2000 exclude 2,458,000, 3,797,000 and 2,131,000, respectively, of common shares issuable under stock option plans because the options’ exercise price was greater than the average market price of the common shares. Additionally, the 6,413,985 common shares issuable upon conversion of the Company’s convertible senior notes were excluded from earnings per diluted share calculations in 2002 because they were anti-dilutive.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following is a summary of key segment information (in thousands):

	Domestic	International	Total

2002
Revenues	$2,978,242	$365,494	$3,343,736
Depreciation and amortization	190,127	1,297	191,424
Segment earnings from operations	53,774	3,928	57,702
Segment assets	1,787,761	91,325	1,879,086
Expenditures for property and equipment	107,409	1,004	108,413

2001
Revenues	$2,859,514	$360,291	$3,219,805
Depreciation and amortization	206,808	1,547	208,355
Segment loss from operations	(9,224)	(3,107)	(12,331)
Segment assets	1,668,736	78,108	1,746,844
Expenditures for property and equipment	124,769	971	125,740

2000
Revenues	$2,902,002	$380,132	$3,282,134
Depreciation and amortization	204,913	1,493	206,406
Segment earnings (loss) from operations	49,915	(7,297)	42,618
Segment assets	1,661,075	84,844	1,745,919
Expenditures for property and equipment	365,604	2,258	367,862

International operations are supported in the United States by pickup and delivery, customer service and airline capabilities provided by the domestic segment. Management allocates these costs, generally on a per shipment basis, to the international segment.

Management considers other income and expense, and income taxes as corporate items and, accordingly, does not allocate these amounts to the operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

A substantial portion of international revenue is associated with shipments originating within the United States ($164,858,000 in 2002, $184,516,000 in 2001 and $211,835,000 in 2000). Long lived assets located within the United States and included within the international segment were $4,293,000, $5,188,000 and $6,382,000 as of December 31, 2002, 2001 and 2000, respectively.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M—FEDERAL LEGISLATION COMPENSATION

In the aftermath of the terrorist attacks of September 11, Congress passed the Air Transportation Safety and System Stabilization Act (“Act”), an emergency economic assistance package designed to help air carriers mitigate losses resulting from the two-day closure of the national air system. The Act provided $5 billion in compensation to eligible passenger and cargo air carriers for certain direct losses incurred due to the air system closure and incremental losses incurred through December 31, 2001. Cargo air carriers were allocated $500,000,000 of the total compensation provided by the Act, with individual carriers eligible to receive amounts to the extent of the lesser of actual losses or a formula allocation based upon revenue ton-miles flown. The Company, as an eligible air carrier under the Act, recognized compensation of $13,000,000 in 2001 and included this amount under a separate caption in the statement of operations as an offset to operating expenses. Proceeds received under the Act totaled $8,800,000 as of December 31, 2002. In April 2002, the Department of Transportation (“DOT”) issued final rules governing the process and content of final filings that support carriers’ compensation claims. The Company completed and filed its final filing along with required audit schedules and has had discussions with applicable government agencies regarding these filings. While the Company believes it has complied with the provisions of the Act, these agencies have raised exceptions concerning the treatment of certain compensations items. The final amount of proceeds the Company realizes is subject to resolution of the exceptions and possible completions of further review and audit procedures by the DOT or other applicable government agencies. The Company cannot be assured of the ultimate outcome of these reviews, but it is possible that a reduction of the amount of compensation previously recognized could occur. The Company estimates the range of compensation ultimately realized will be between $11.0 million and $15.0 million.

NOTE N—OTHER INCOME

In 2002, the Company sold its entire equity interest in one of its international agents and realized a gain of $1,656,000. The gain is included in other income on the consolidated statement of operations.

The Company recorded gains of $9,295,000 in 2001 from the sales of FCC licensed radio frequencies which are included in other income on the consolidated statements of operations. The Company is in the process of converting from voice to digital pickup and delivery communications technology that has allowed it to sell these frequencies.

The Company is a participating member of SITA, a cooperative of major airline companies, which primarily provides data communication services to the air transport industry. Through this membership the Company held depository certificates in The SITA Foundation (“Foundation”) whose principal asset was an equity interest in Equant, N.V. (“Equant”), an international data network services company. The Company sold its interest in Equant in two transactions completed in July 2001 and December 1999. The Company recognized a gain of $2,117,000 in 2001 on the completion of the second transaction and recorded the amount in other income on the consolidated statements of operations.

NOTE O—RESTRUCTURING CHARGE

In 2002, the Company announced it was taking steps to reduce costs through realignment of operations and reduction of personnel and overhead expenses both in the U.S. and overseas. The Company recorded a restructuring charge of $3,217,000 in general and administrative expense in connection with such realignment. A total of approximately 230 employees located at the Company’s station operations were terminated and provided severance benefits totaling $1,975,000, of which $1,755,000 had been paid at December 31, 2002. An additional $1,242,000 was accrued for lease costs, net of estimated sublease income, for the closure of certain facilities, of which $494,000 had been paid at December 31, 2002.

NOTE P—BUSINESS ACQUISITION

In June 2002, the Company acquired 100% of the outstanding common stock of Pagtrans SA, a French international transportation service company providing air express, air freight, ocean freight, logistics and customs brokerage services. Since 1997, Pagtrans SA has been the Company’s independent service agent in France. The acquisition price was $700,000, including direct costs, of which $108,000 has been paid as of December 31, 2002.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded assets and liabilities (primarily current assets and liabilities) of approximately $6,649,000 and $6,586,000, respectively, as of the purchase date in connection with the transaction and goodwill of approximately $415,000. The operating results of Pagtrans have been included in the Company’s results of operations since the acquisition date. Revenues recorded in 2002 since the acquisition date were $7,177,000. The proforma effects of this acquisition on the Company’s results of operations for 2002 and 2001 were immaterial.

NOTE Q—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the following transactions and tax effects for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax

2002
Unrealized securities losses arising during the period	$(606)	$234	$(372)
Less: Reclassification adjustment for gains realized in net earnings	(1,506)	580	(926)

Net unrealized securities losses	(2,112)	814	(1,298)

Unrealized loss on interest rate swap arising during the periods	(6,229)	2,398	(3,831)
Less: Reclassification adjustment for losses realized in net earnings	1,628	(627)	1,001

Net unrealized loss on interest rate swap	(4,601)	1,771	(2,830)

Foreign currency translation adjustments	234	(90)	144
Minimum pension liabilities	(3,081)	1,186	(1,895)
Fuel hedge option	(260)	100	(160)

Other comprehensive loss	$(9,820)	$3,781	$(6,039)

2001
Unrealized securities losses arising during the period	$(584)	$225	$(359)
Less: Reclassification adjustment for gains realized in net loss	(32)	12	(20)

Net unrealized securities losses	(616)	237	(379)

Unrealized gain on interest rate swap arising during the periods	853	(329)	524
Less: Reclassification adjustment for losses realized in net loss	166	(64)	102

Net unrealized gain on interest rate swap	1,019	(393)	626

Foreign currency translation adjustments	(588)	204	(384)
Minimum pension liabilities	(4,142)	1,595	(2,547)

Other comprehensive loss	$(4,327)	$1,643	$(2,684)

2000
Unrealized securities losses arising during the period	$(132)	$50	$(82)
Less: Reclassification adjustment for gains realized in net earnings	(1,117)	430	(687)

Net unrealized securities losses	(1,249)	480	(769)
Foreign currency translation adjustments	(465)	180	(285)

Other comprehensive loss	$(1,714)	$660	$(1,054)

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE R—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands except per share data):

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$790,592	$811,923	$844,389	$896,832
Earnings from operations	15,193	9,135	3,384	29,990
Net earnings (loss)	5,268	457	(3,058)	12,176
Earnings (loss) per share:
Basic	$.11	$.01	$(.06)	$.25
Diluted	$.11	$.01	$(.06)	$.25

2001
Revenues	$825,662	$814,721	$774,899	$804,523
Earnings (loss) from operations	(18,285)	(5,160)	1,423	9,691
Net earnings (loss)	(16,995)	(6,361)	1,713	2,185
Earnings (loss) per share:
Basic	$(.35)	$(.13)	$.04	$.05
Diluted	$(.35)	$(.13)	$.04	$.05

NOTE S—SUPPLEMENTAL GUARANTOR INFORMATION—SENIOR NOTES

In connection with the issuance of $100,000,000 of 7.35% Senior Notes (Notes) by Airborne Express, Inc. (AEI), certain subsidiaries (collectively, “Guarantors”) of the Company have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are ABX Air Inc. (“ABX”) and Sky Courier, Inc. (“SKY”), which are wholly-owned subsidiaries of the Company, and Airborne FTZ Inc. (“FTZ”) and Wilmington Air Park Inc. (“WAP”), which are wholly-owned subsidiaries of ABX.

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

Revenues and net earnings recorded by ABX, FTZ, and WAP are controlled by the Company and are based on various discretionary factors. Investment balances and revenues between Guarantors have been eliminated for purposes of presenting the financial information below. Intercompany advances and liabilities represent net amounts due between the various entities. The Company provides its subsidiaries with a majority of the cash necessary to fund operating and capital expenditure requirements.

The Company’s revolving bank credit agreement imposes certain restrictions on loans made by the Company, AEI and ABX to certain nonguarantor subsidiaries. Loans to these subsidiaries must be approved by the agent for such credit agreement to the extent that these loans, together with certain other non-permitted investments, exceed $20.0 million.

Further, the agreement governing the Company’s accounts receivable securitization facility prohibits Airborne Credit, Inc. (“ACI”), the subsidiary of the Company that sells accounts receivable under that facility, from making any loans. The agreement generally allows ACI to pay dividends to the Company, so long as ACI maintains minimum net worth levels ($21.5 million as of December 31, 2002).

Except as described above, there are no contractual restrictions on the ability of the Company, AEI or any of the Guarantors to borrow money or receive dividends from any of their respective subsidiaries, or on the ability of such subsidiaries to make loans or pay dividends to their respective parents.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following are consolidating condensed statements of operations of the Company for the years ended December 31, 2002, 2001 and 2000, the consolidating condensed balance sheets as of December 31, 2002 and 2001, and the consolidating condensed statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

Statements of Operations Information:

Year ended December 31, 2002	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
Revenues	$3,282,252	$—	$61,484	$—	$3,343,736
Operating expenses:
Transportation purchased	2,006,038	—	(902,215)	—	1,103,823
Station and ground operations	924,100	—	175,322	—	1,099,422
Flight operations and maintenance	(745)	—	529,502	(2,411)	526,346
General and administrative	200,714	1,388	71,799	166	274,067
Sales and marketing	90,117	—	835	—	90,952
Depreciation and amortization	44,903	—	146,194	327	191,424

	3,265,127	1,388	21,437	(1,918)	3,286,034

Earnings (loss) from operations	17,125	(1,388)	40,047	1,918	57,702
Other income (expense):
Interest income	5,132	—	—	—	5,132
Interest expense	(27,143)	—	(7,542)	—	(34,685)
Discount on sales of receivables	(4,007)	—	(1)	(42)	(4,050)
Other	2,872	—	—	—	2,872

Earnings (loss) before income taxes	(6,021)	(1,388)	32,504	1,876	26,971
Income tax benefit (expense)	43	486	(13,342)	685	(12,128)

Net earnings (loss)	$(5,978)	$(902)	$19,162	$2,561	$14,843

Year ended December 31, 2001	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
Revenues	$3,135,276	$—	$84,529	$—	$3,219,805
Operating expenses:
Transportation purchased	1,969,341	—	(922,387)	—	1,046,954
Station and ground operations	919,955	—	156,668	—	1,076,623
Flight operations and maintenance	(852)	—	560,716	(2,452)	557,412
General and administrative	184,873	668	79,696	165	265,402
Sales and marketing	89,170	—	1,220	—	90,390
Depreciation and amortization	49,570	163	158,298	324	208,355
Federal legislation compensation	(13,000)	—	—	—	(13,000)

	3,199,057	831	34,211	(1,963)	3,232,136

Earnings (loss) from operations	(63,781)	(831)	50,318	1,963	(12,331)
Other income (expense):
Interest income	1,696	—	—	—	1,696
Interest expense	837	—	(22,401)	—	(21,564)
Dividend income	—	20,000	(20,000)	—	—
Discount on sales of receivables	(11,375)	—	—	2,082	(9,293)
Other	12,588	—	—	—	12,588

Earnings (loss) before income taxes	(60,035)	19,169	7,917	4,045	(28,904)
Income tax benefit (expense)	21,139	291	(11,942)	(42)	9,446

Net earnings (loss)	$(38,896)	$19,460	$(4,025)	$4,003	$(19,458)

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations Information:

Year ended December 31, 2000	Airborne Express, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated

	(in thousands)
Revenues	$3,204,626	$1,187,164	$246	$(1,109,902)	$3,282,134
Operating expenses:
Transportation purchased	1,966,993	185,293	—	(1,109,745)	1,042,541
Station and ground operations	906,583	148,559	—	—	1,055,142
Flight operations and maintenance	1,025	590,455	(2,741)	(157)	588,582
General and administrative	202,110	62,066	157	—	264,333
Sales and marketing	81,287	1,225	—	—	82,512
Depreciation and amortization	52,638	153,485	283	—	206,406

	3,210,636	1,141,083	(2,301)	(1,109,902)	3,239,516

Earnings (loss) from operations	(6,010)	46,081	2,547	—	42,618
Other income (expense):
Interest income	371	—	—	—	371
Interest expense	(11,247)	(12,549)	—	—	(23,796)
Discount on sales of receivables	(145)	—	49	—	(96)
Other	4,129	—	—	—	4,129

Earnings (loss) before income taxes and change in accounting	(12,902)	33,532	2,596	—	23,226
Income tax benefit (expense)	4,208	(12,238)	(910)	—	(8,940)

Net earnings (loss) before change in accounting	(8,694)	21,294	1,686		14,286
Cumulative effect of change in accounting	—	14,206	—	—	14,206

Net earnings (loss)	$(8,694)	$35,500	$1,686	$—	$28,492

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Information:

December 31, 2002	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$338,517	$—	$73	$1,310	$—	$339,900
Restricted cash	36,333	—	—	—	—	36,333
Accounts receivable, less allowance	31,314	—	8,314	130,252	—	169,880
Spare parts and fuel inventory	—	—	33,600	2,623	—	36,223
Refundable income taxes	627	—	—	—	—	627
Deferred income tax assets	32,444	—	—	—	—	32,444
Prepaid expenses and other	16,494	—	14,647	263	—	31,404

Total current assets	455,729	—	56,634	134,448	—	646,811

Property and equipment, net	92,401	—	1,085,093	3,936	—	1,181,430
Intercompany advances	—	230,137	34,818	89,498	(354,453)	—
Equipment deposits and other assets	31,565	225,532	8,850	10	(215,112)	50,845

Total assets	$579,695	$455,669	$1,185,395	$227,892	$(569,565)	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,826	$—	$50,934	$3,045	$(33)	$160,772
Salaries, wages and related taxes	57,507	—	37,074	—	—	94,581
Accrued expenses	123,972	2,181	5,678	913	—	132,744
Income taxes payable	4,912	—	—	—	—	4,912
Current portion of long-term obligations	3,306	—	7,066	—	—	10,372

Total current liabilities	296,523	2,181	100,752	3,958	(33)	403,381

Long-term obligations	113,014	150,000	107,077	—	—	370,091
Intercompany liabilities	39,652	—	314,768	—	(354,420)	—
Deferred income tax liabilities	(4,183)	—	149,972	532	—	146,321
Postretirement liabilities	27,567	—	32,153	—	—	59,720
Other liabilities	60,410	—	—	—	—	60,410
Common stock	1	51,658	(9)	120	(112)	51,658
Additional paid-in capital	—	308,813	(753)	215,753	(215,000)	308,813
Retained earnings	55,570	2,875	481,435	7,529	—	547,409
Accumulated other comprehensive loss	(8,859)	—	—	—	—	(8,859)
Treasury stock	—	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	46,712	303,488	480,673	223,402	(215,112)	839,163

Total liabilities and shareholders’ equity	$579,695	$455,669	$1,185,395	$227,892	$(569,565)	$1,879,086

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Information:

December 31, 2001	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$191,629	$—	$607	$9,264	$—	$201,500
Accounts receivable, less allowance	18,706	—	10,113	97,289	(68)	126,040
Spare parts and fuel inventory	—	—	36,272	2,141	—	38,413
Refundable income taxes	27,161	—	—	—	—	27,161
Deferred income tax assets	30,572	—	—	—	—	30,572
Prepaid expenses and other	13,918	—	13,627	476	—	28,021

Total current assets	281,986	—	60,619	109,170	(68)	451,707

Property and equipment, net	109,622	—	1,133,490	4,261	—	1,247,373
Intercompany advances	157,681	187,278	12,949	12,884	(370,972)	—
Equipment deposits and other assets	31,078	120,964	16,224	10	(120,512)	47,764

Total assets	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,867	$—	$53,146	$4,552	$(692)	$141,873
Salaries, wages and related taxes	46,976	—	28,482	—	—	75,458
Accrued expenses	139,132	—	6,261	604	—	145,997
Current portion of long-term obligations	100,877	—	6,533	—	—	107,410

Total current liabilities	371,852	—	94,422	5,156	(692)	470,738

Long-term obligations	103,951	—	114,102	—	—	218,053
Intercompany liabilities	—	—	370,168	—	(370,168)	—
Deferred income tax liabilities	(6,967)	—	150,164	329	—	143,526
Postretirement liabilities	11,905	—	27,518	—	—	39,423
Other liabilities	40,888	—	—	—	—	40,888
Common stock	1	51,376	(9)	120	(112)	51,376
Additional paid-in capital	8	304,976	3,171	115,753	(118,924)	304,984
Retained earnings	61,549	11,758	463,746	4,967	(1,476)	540,544
Accumulated other comprehensive loss	(2,820)	—	—	—	—	(2,820)
Treasury stock	—	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	58,738	308,242	466,908	120,840	(120,512)	834,216

Total liabilities and shareholders’ equity	$580,367	$308,242	$1,223,282	$126,325	$(491,372)	$1,746,844

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows Information:

Year ended December 31, 2002	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(5,978)	$(902)	$19,162	$2,561	$14,843
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	155,762	(219,568)	166,148	99,642	201,984
Change in current assets and liabilities	106,899	74,807	(81,555)	(110,155)	(10,004)

Net cash provided (used) by operating activities	256,683	(145,663)	103,755	(7,952)	206,823
INVESTING ACTIVITIES:
Net cash used by investing activities	(3,695)	—	(97,797)	(2)	(101,494)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(106,100)	145,663	(6,492)	—	33,071

Net increase (decrease) in cash and cash equivalents	146,888	—	(534)	(7,954)	138,400
Cash and cash equivalents at January 1	191,629	—	607	9,264	201,500

Cash and cash equivalents at December 31	$338,517	$—	$73	$1,310	$339,900

Year ended December 31, 2001	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(38,896)	$19,460	$(4,025)	$4,003	$(19,458)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	42,313	187	201,209	(527)	243,182
Change in current assets and liabilities	196,511	62,311	(200,893)	3,230	61,159

Net cash provided (used) by operating activities	199,928	81,958	(3,709)	6,706	284,883
INVESTING ACTIVITIES:
Net cash used by investing activities	(18,937)	(163)	(96,663)	(258)	(116,021)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(26,885)	(81,795)	100,928	—	(7,752)

Net increase in cash and cash equivalents	154,106	—	556	6,448	161,110
Cash and cash equivalents at January 1	37,523	—	51	2,816	40,390

Cash and cash equivalents at December 31	$191,629	$—	$607	$9,264	$201,500

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows Information:

Year ended December 31, 2000	Airborne Express, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(8,694)	$35,500	$1,686	$28,492
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	84,304	155,996	283	240,583
Change in current assets and liabilities	(32,245)	172,001	4,490	144,246

Net cash provided by operating activities	43,365	363,497	6,459	413,321
INVESTING ACTIVITIES:
Net cash used by investing activities	(15,323)	(363,102)	(3,585)	(382,010)
FINANCING ACTIVITIES:
Net cash used by financing activities	(19,157)	(442)	—	(19,599)

Net increase (decrease) in cash and cash equivalents	8,885	(47)	2,874	11,712
Cash and cash equivalents at January 1	28,638	99	(59)	28,678

Cash and cash equivalents at December 31	$37,523	$52	$2,815	$40,390

NOTE T—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

In March 2002, the Company issued $150 million of 5.75% convertible Senior notes due April 2007 (“Notes”). In connection with the issuance of these Notes, the Company and certain subsidiaries (collectively, “Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are AEI, ABX, SKY, WAP, FTZ, Aviation Fuel, Inc. (“AFI”) and Sound Suppression, Inc. (“SSI”). AFI purchases and sells aviation and other fuels. SSI retrofits company aircraft with hush kits to meet noise regulations. A description of the operating activities of the other guarantors and their relationship to the Company is contained in Note S. Note S also contains a description of the intercompany loan and dividend restrictions that apply to the Company and its subsidiaries.

The following are consolidating condensed statements of operations of the Company for the years ended December 31, 2002, 2001 and 2000, the consolidating condensed balance sheets as of December 31, 2002 and 2001, and the consolidating condensed statements of cash flows for the years ended December 31, 2002, 2001 and 2000. A description regarding the basis of presenting these statements is contained in Note S.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations Information:

Year ended December 31, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

Revenues	$—	$3,343,736	—	$3,343,736
Operating expenses:
Transportation purchased	—	1,103,823	—	1,103,823
Station and ground operations	—	1,099,422	—	1,099,422
Flight operations and maintenance	—	526,346	—	526,346
General and administrative	1,388	272,679	—	274,067
Sales and marketing	—	90,952	—	90,952
Depreciation and amortization	—	191,424	—	191,424

	1,388	3,284,646	—	3,286,034

Earnings (loss) from operations	(1,388)	59,090	—	57,702
Other income (expense):
Interest income	—	5,132	—	5,132
Interest expense	—	(34,685)	—	(34,685)
Discount on sales of receivables	—	(4,008)	(42)	(4,050)
Other	—	2,872	—	2,872

Earnings (loss) before income taxes	(1,388)	28,401	(42)	26,971
Income tax benefit (expense)	486	(12,629)	15	(12,128)

Net earnings (loss)	$(902)	$15,772	$(27)	$14,843

Year ended December 31, 2001	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
Revenues	$—	$3,219,805	$—	$3,219,805
Operating expenses:
Transportation purchased	—	1,046,954	—	1,046,954
Station and ground operations	—	1,076,623	—	1,076,623
Flight operations and maintenance	—	557,412	—	557,412
General and administrative	668	264,734	—	265,402
Sales and marketing	—	90,390	—	90,390
Depreciation and amortization	163	208,192	—	208,355
Federal legislation compensation	—	(13,000)	—	(13,000)

	831	3,231,305	—	3,232,136

Loss from operations	(831)	(11,500)	—	(12,331)
Other income (expense):
Interest income	—	1,696	—	1,696
Interest expense	—	(21,564)	—	(21,564)
Dividend income	20,000	(20,000)	—	—
Discount on sales of receivables	—	(11,375)	2,082	(9,293)
Other	—	12,588	—	12,588

Earnings (loss) before income taxes	19,169	(50,155)	2,082	(28,904)
Income tax benefit (expense)	291	9,884	(729)	9,446

Net earnings (loss)	$19,460	$(40,271)	$1,353	$(19,458)

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations Information:

Year ended December 31, 2000	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
Revenues	$—	$3,282,134	$—	$3,282,134
Operating expenses:
Transportation purchased	—	1,042,541	—	1,042,541
Station and ground operations	—	1,055,142	—	1,055,142
Flight operations and maintenance	—	588,582	—	588,582
General and administrative	—	264,333	—	264,333
Sales and marketing	—	82,512	—	82,512
Depreciation and amortization	—	206,406	—	206,406

	—	3,239,516	—	3,239,516

Earnings from operations	—	42,618	—	42,618
Other income (expense):
Interest income	—	371	—	371
Interest expense	—	(23,796)	—	(23,796)
Discount on sales of receivables	—	(145)	49	(96)
Other	—	4,129	—	4,129

Earnings before income taxes and change in accounting	—	23,177	49	23,226
Income tax expense	—	(8,923)	(17)	(8,940)

Net earnings before change in accounting	—	14,254	32	14,286
Cumulative effect of change in accounting	—	14,206	—	14,206

Net earnings	$—	$28,460	$32	$28,492

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Information:

December 31, 2002	Airborne Inc.	Guarantors	Non- guarantors	Elimination	Consolidated

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$338,550	$1,350	$—	$339,900
Restricted cash	—	36,333	—	—	36,333
Accounts receivable, less allowance	—	39,655	130,225	—	169,880
Spare parts and fuel inventory	—	36,223	—	—	36,223
Refundable income taxes	—	627	—	—	627
Deferred income tax assets	—	32,444	—	—	32,444
Prepaid expenses and other	—	31,176	228	—	31,404

Total current assets	—	515,008	131,803	—	646,811

Property and equipment, net	—	1,181,430	—	—	1,181,430
Intercompany advances	230,137	(500)	85,164	(314,801)	—
Equipment deposits and other assets	225,532	40,425	—	(215,112)	50,845

Total assets	$455,669	$1,736,363	$216,967	$(529,913)	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$160,805	$—	$(33)	$160,772
Salaries, wages and related taxes	—	94,581	—	—	94,581
Accrued expenses	2,181	129,953	610	—	132,744
Income taxes payable	—	4,912	—	—	4,912
Current portion of long-term obligations	—	10,372	—	—	10,372

Total current liabilities	2,181	400,623	610	(33)	403,381

Long-term obligations	150,000	220,091	—	—	370,091
Intercompany liabilities	—	314,768	—	(314,768)	—
Deferred income tax liabilities	—	146,321	—	—	146,321
Postretirement liabilities	—	59,720	—	—	59,720
Other liabilities	—	60,410	—	—	60,410
Common stock	51,658	102	10	(112)	51,658
Additional paid-in capital	308,813	—	215,000	(215,000)	308,813
Retained earnings	2,875	543,187	1,347	—	547,409
Accmulated other comprehensive loss	—	(8,859)	—	—	(8,859)
Treasury stock	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	303,488	534,430	216,357	(215,112)	839,163

Total liabilities and shareholders’ equity	$455,669	$1,736,363	$216,967	$(529,913)	$1,879,086

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Information:

December 31, 2001	Airborne Inc.	Guarantors	Non- guarantors	Elimination	Consolidated

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$191,664	$9,836	$—	$201,500
Accounts receivable, less allowance	—	28,763	97,277	—	126,040
Spare parts and fuel inventory	—	38,413	—	—	38,413
Refundable income taxes	—	27,161	—	—	27,161
Deferred income tax assets	—	30,572	—	—	30,572
Prepaid expenses and other	—	27,619	402	—	28,021

Total current assets	—	344,192	107,515	—	451,707

Property and equipment, net	—	1,247,373	—	—	1,247,373
Intercompany advances	187,282	438	9,497	(197,217)	—
Equipment deposits and other assets	120,964	41,912	—	(115,112)	47,764

Total assets	$308,246	$1,633,915	$117,012	$(312,329)	$1,746,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$142,497	$—	$(624)	$141,873
Salaries, wages and related taxes	—	75,458	—	—	75,458
Accrued expenses	—	145,380	617	—	145,997
Current portion of long-term obligations	—	107,410	—	—	107,410

Total current liabilities	—	470,745	617	(624)	470,738

Long-term obligations	—	218,053	—	—	218,053
Intercompany liabilities	—	196,593	—	(196,593)	—
Deferred income tax liabilities	—	143,526	—	—	143,526
Postretirement liabilities	—	39,423	—	—	39,423
Other liabilities	—	40,888	—	—	40,888
Common stock	51,376	102	10	(112)	51,376
Additional paid-in capital	304,976	8	115,000	(115,000)	304,984
Retained earnings	11,762	527,397	1,385	—	540,544
Accumulated other comprehensive loss	—	(2,820)	—	—	(2,820)
Treasury stock	(59,868)	—	—	—	(59,868)

Total shareholders’ equity	308,246	524,687	116,395	(115,112)	834,216

Total liabilities and shareholders’ equity	$308,246	$1,633,915	$117,012	$(312,329)	$1,746,844

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows Information:

Year ended December 31, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(902)	$15,772	$(27)	$14,843
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	(219,567)	321,566	99,985	201,984
Change in current assets and liabilities	74,807	23,633	(108,444)	(10,004)

Net cash provided (used) by operating activities	(145,662)	360,971	(8,486)	206,823
INVESTING ACTIVITIES:
Net cash used by investing activities	—	(101,494)	—	(101,494)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	145,662	(112,591)	—	33,071

Net increase (decrease) in cash and cash equivalents	—	146,886	(8,486)	138,400
Cash and cash equivalents at January 1	—	191,664	9,836	201,500

Cash and cash equivalents at December 31	$—	$338,550	$1,350	$339,900

Year ended December 31, 2001	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$19,460	$(40,271)	$1,353	$(19,458)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	187	242,266	729	243,182
Change in current assets and liabilities	62,311	(7,637)	6,485	61,159

Net cash provided by operating activities	81,958	194,358	8,567	284,883
INVESTING ACTIVITIES:
Net cash used by investing activities	(162)	(115,859)	—	(116,021)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(81,796)	74,044	—	(7,752)

Net increase in cash and cash equivalents	—	152,543	8,567	161,110
Cash and cash equivalents at January 1	—	39,121	1,269	40,390

Cash and cash equivalents at December 31	$—	$191,664	$9,836	$201,500

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows Information:

Year ended December 31, 2000	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated

	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$—	$28,460	$32	$28,492
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	349,177	(223,621)	115,027	240,583
Change in current assets and liabilities	(364,303)	622,337	(113,788)	144,246

Net cash provided (used) by operating activities	(15,126)	427,176	1,271	413,321
INVESTING ACTIVITIES:
Net cash used by investing activities	—	(382,010)	—	(382,010)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	15,126	(34,725)	—	(19,599)

Net increase in cash and cash equivalents	—	10,441	1,271	11,712
Cash and cash equivalents at January 1	—	28,678	—	28,678

Cash and cash equivalents at December 31	$—	$39,119	$1,271	$40,390

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

The executive officers of Airborne are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationships between any directors or executive officers of Airborne. Additional information regarding executive officers is set forth in Part I, Item 1, under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is contained in part in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Voting at the Meeting” and “Stock Ownership of Management,” and the information contained therein is incorporated herein by reference.

The balance of the response to this Item is found in Part II, Item 5, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this report:

(1) Index to Consolidated Financial Statements:

Independent Auditors’ Report

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company is included as follows:

Schedule II—Valuation and Qualifying Accounts

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

(3) Exhibits

The following exhibits are filed with or incorporated by reference into this report (with respect to documents incorporated by referenced that were filed prior to December 26, 2000, references to “Airborne” shall be deemed to be references to AEI as its predecessor):

EXHIBIT NO. 3 Articles of Incorporation and Bylaws

3	(a)	The Restated Certificate of Incorporation of Airborne, Inc. (incorporated by reference from Exhibit 3(a) to Airborne’s Form 10-K for the year ended December 31, 2000).

3	(b)	Amended and Restated Bylaws of Airborne, Inc. (incorporated by reference from Exhibit 3(a) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

EXHIBIT NO. 4 Instruments Defining the Rights of Security Holders Including Indentures

4	(a)

Indenture dated as of December 3, 1992, between AEI and The Bank of New York, as trustee, relating to AEI’s 8.875% Notes due 2002 (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to Airborne’s Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

4	(b)

First Supplemental Indenture dated as of September 15, 1995, between AEI, ABX, Airborne Forwarding Corporation, Wilmington Air Park, Inc., and Airborne FTZ, Inc. and The Bank of New York, as trustee, relating to AEI’s 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(a) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

4	(c)

Third Supplemental Indenture dated June 29, 2001 between AEI, ABX, SKY Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc. and the Bank of New York, as trustee, relating to AEI’s 7.35% notes due 2005 (incorporated by reference from Exhibit 4(b) to Airborne’s Form 10-Q for the quarter ended June 30, 2001). See Exhibits 10(s) through 10(x) for the collateral documents executed in connection with the Third Supplemental Indenture.

EXHIBIT NO. 10 Material Contracts

Executive Compensation Plans and Agreements

10	(a)	1989 Airborne, Inc. Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10(d) to Airborne’s Form 10-K for the year ended December 31, 1989).

10	(b)

1994 Airborne, Inc. Key Employee Stock Option and Stock Appreciation Rights Plan (incorporated by reference from the Addendum to Airborne’s Proxy Statement for the 1994 Annual Meeting of Shareholders).

10	(c)	Airborne, Inc. 1998 Key Employee Stock Option Plan (incorporated by reference from the Addendum to Airborne’s Proxy Statement for the 1998 Annual Meeting of Shareholders).

10	(d)	Airborne, Inc. Directors Stock Option Plan (incorporated by reference from the Addendum to Airborne’s Proxy Statement for the 1991 Annual Meeting of Shareholders).

10	(e)	Airborne, Inc. 2000 Director Stock Option Plan (incorporated by reference from the addendum to Airborne’s Proxy Statement for the 2000 Annual Meeting of shareholders).

10	(f)	Airborne, Inc. Director Stock Bonus Plan dated April 23, 1996 (incorporated by reference from Exhibit 10(a) to Airborne’s Form 10-Q for the quarter ended June 30, 1996).

10	(g)	First Amendment to Airborne, Inc. Director Stock Bonus Plan dated as of February 3, 1998 (incorporated by reference from Exhibit 10(g) to Airborne’s Form 10-K for the year ended December 31, 1998).

10	(h)	Second Amendment to Airborne, Inc. Director Stock Bonus Plan dated as of February 3, 1998 (incorporated by reference from Exhibit 10(h) to Airborne’s Form 10-K for the year ended December 31, 1998).

10	(i)	Airborne, Inc. 2002 Executive Stock Option Plan dated February 5, 2002 (incorporated by reference from Exhibit 10(i) to Airborne’s Form 10-K for the year ended December 31, 2001).

10	(j)	Airborne Express Executive Deferral Plan restated January 1, 2001 (incorporated by reference from Exhibit 10(j) to Airborne’s Form 10-K for the year ended December 31, 2001).

10	(k)

Airborne Express Supplemental Executive Retirement Plan amended on August 15, 2001 and restated effective January 1, 2000 (incorporated by reference from Exhibit 10(k) to Airborne’s Form 10-K for the year ended December 31, 2001).

10	(l)	Airborne Express 2000-2004 Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10(a) to Airborne’s Form 10-Q for the quarter ended March 31, 2002).

10	(m)	Airborne Express 2000-2004 Executive Group Incentive Compensation Plan (incorporated by reference from Exhibit 10(b) to Airborne’s Form 10-Q for the quarter ended March 31, 2002).

10	(n)	Airborne Express Management Incentive Compensation Plan (MICP) 2002 (incorporated by reference form Exhibit 10(a) to Airborne’s Form 10-Q for the quarter ended June 30, 2002).

10	(o)

Employment Agreement dated August 7, 2001, between AEI and Mr. Lanny H. Michael, then Senior Vice President and Chief Financial Officer (incorporated by reference from Exhibit 10(n) to Airborne’s Form 10-K for the year ended December 31, 2001). A substantially identical agreement exists between AEI and eight other executive officers.

10	(p)

Employment Agreement dated August 7, 2001 between AEI and Mr. Robert T. Christensen, Vice President, Corporate Controller (incorporated by reference from Exhibit 10(o) to Airborne’s Form 10-K for the year ended December 31, 2001). AEI has entered into substantially identical agreements with most of its officers.

Other Material Contracts

10	(q)

$275,000,000 Amended and Restated Credit Agreement dated as of June 29, 2001 among Airborne, Inc. as parent, AEI and ABX, as borrowers, and Wachovia Bank, N.A., as administrative and collateral agent, with U.S. Bank, as documentation agent, Bank of America, N.A., as syndication agent, and Wachovia Securities, Inc., as lead arranger, and lenders party thereto (incorporated by reference from Exhibit 10(a) to Airborne’s Form 10-Q for the quarter ended June 30, 2001). See Exhibits 10(s) through 10(x) for the collateral documents executed in connection with the Amended and Restated Credit Agreement.

10	(r)

First Amendment to Amended and Restated Credit Agreement dated as of March 14, 2002 among Airborne, Inc. as parent, AEI and ABX, as borrowers, and Wachovia Bank, N.A. as administrative and collateral agent, and lenders party there to (incorporated by reference from Exhibit 10(c) to Airborne’s Form 10-Q for the quarter ended March 31, 2002).

10	(s)

Aircraft Chattel Mortgage, Security Agreement and Assignment of Rents dated June 29, 2001 by ABX and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(b) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10	(t)	Stock Pledge Agreement dated June 29, 2001 between Airborne, Inc. and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(c) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10	(u)

Open-Ended Mortgage, Assignment of leases and Rents and Fixture Filing dated June 29, 2001 by ABX, Wilmington Air Park, Inc., Sky Courier, Inc., Aviation Fuel, Inc., Sound Suppression, Inc., Airborne FTZ, Inc., and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(d) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10	(v)

Security Agreement dated June 29, 2001 Between AEI, ABX, Airborne, Inc., Wilmington Air Park, Inc., Sky Courier, Inc., Aviation Fuel, Inc., Sound Suppression, Inc., Airborne FTZ, Inc., and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(e) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10	(w)	Trademark Security Agreement dated June 29, 2001 between AEI and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(f) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10	(x)

Assignments of Leases and Rents dated June 29, 2001 between ABX, Wilmington Air Park, Inc., Aviation Fuel, Inc., and Wachovia Bank, N.A. (incorporated by reference from Exhibit 10(g) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10	(y)

Used Aircraft Sales Agreement entered into as of December 22, 1995 between ABX and KC-One, Inc; KC-Two, Inc.; and KC-Three, Inc. (incorporated by reference from Exhibit 10(c) to Airborne’s Form 10-K for the year ended December 31, 1996).

10	(z)

Amended and Restated Receivables Purchase Agreement dated August 8, 2001 between Airborne Credit, Inc. as seller; AEI as servicer; Blue Ridge Asset Funding Corporation and certain committed investors as named therein; as purchaser, and Wachovia Bank, N.A. as administrative agent (incorporated by reference from Exhibit 10(d) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

10	(aa)	Receivables Sale Agreement between AEI, as originator and Airborne Credit, Inc., as buyer (incorporated by reference from Exhibit 10(t) to Airborne’s Form 10-K for the year ended December 31, 2000).

EXHIBIT NO. 12 Statements Re Computation of Ratios

12	(a)	Statement recomputation of percentage ratio of total long-term obligations to total capitalization.

12	(b)	Ratio of earnings to fixed charges.

EXHIBIT NO. 21 Subsidiaries of the Registrant

21	Subsidiaries of the Registrant.

EXHIBIT NO. 23 Consents of Experts and Counsel

23	Independent Auditors’ Consent.

EXHIBIT NO. 99 Additional Exhibits

99	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBORNE, INC

By:	/s/ CARL D. DONAWAY
Carl D. Donaway Chief Executive Officer and Chairman of the Board

By:	/s/ LANNY H. MICHAEL
Lanny H. Michael Executive Vice President and Chief Financial Officer

By:	/s/ ROBERT T. CHRISTENSEN
Robert T. Christensen Chief Accounting Officer

Date: March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

/s/ ANDREW B. KIM	/s/ WILLIAM SWINDELLS
Andrew B. Kim (Director)	William Swindells (Director)

/s/ CARL D. DONAWAY	/s/ MARY AGNES WILDEROTTER
Carl D. Donaway (Chairman of the Board)	Mary Agnes Wilderotter (Director)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl D. Donaway, certify that:

1.	I have reviewed this annual report on Form 10-K of Airborne, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ CARL D. DONAWAY
Carl D. Donaway Chief Executive Officer and Chairman of the Board

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lanny H. Michael, certify that:

1.	I have reviewed this annual report on Form 10-K of Airborne, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ LANNY H. MICHAEL
Lanny H. Michael Executive Vice President and Chief Financial Officer

AIRBORNE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)
Column A	Column B	Column C	Column D		Column E

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Deductions		Balance at end of period

Allowance for doubtful accounts:
Year ended:
December 31, 2002	$11,509	$27,250	$25,143	(A)	$13,616
December 31, 2001	$10,290	$26,264	$25,045	(A)	$11,509
December 31, 2000	$9,640	$21,690	$21,040	(A)	$10,290

Self insurance reserves:
Year ended:
December 31, 2002	$86,888	$149,479	$128,928	(B)	$107,439	(C)
December 31, 2001	$76,923	$139,615	$129,650	(B)	$86,888	(C)
December 31, 2000	$62,170	$119,069	$104,316	(B)	$76,923	(C)

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries and collection fees paid to third parties.
(B)	Deductions consist of claim and insurance premium payments.
(C)	Includes casualty claim reserves classified as long-term other liabilities on the consolidated balance sheets. Long-term casualty reserves were $54,100, $37,615 and $34,812 as of December 31, 2002, 2001 and 2000, respectively.