Form 10-K/A
period 2002-12-31
AIRBORNE INC /DE/
filed 2003-04-29
CIK 3000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None.

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

EXPLANATORY STATEMENT

Airborne, Inc. is filing this Amendment No. 1 to its annual report on Form 10-K to include the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K that was previously omitted pursuant to general instruction G(3) thereof and to add to Items 1, 7 and 8 thereof certain information relating to certain recent events, including our proposed merger with an affiliate of DHL Worldwide Express B.V. There are no other changes to our annual report on Form 10-K filed on March 14, 2003, although the remaining items included therein have been restated here in their entirety for convenience of reference.

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

Merger

On March 25, 2003, we entered into a definitive merger agreement with DHL Worldwide Express B.V. (“DHL”) and Atlantis Acquisition Corporation, a wholly owned indirect subsidiary of DHL (“Atlantis”). A copy of the merger agreement was included as an exhibit to a Form 8-K that we filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2003. Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained in ABX, (2) DHL will acquire the ground operations (including all operations currently conducted by AEI, including its book of business, customer service, express and deferred services and products, and pick up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of common stock of ABX. Upon closing of the transaction, Airborne will operate as a wholly owned indirect subsidiary of DHL, and ABX will become an independent public company wholly owned by Airborne’s former shareholders (although under certain circumstances, in accordance with the merger agreement, DHL could purchase all of Airborne’s operations and Airborne shareholders would receive alternative consideration of $21.65 per share in cash). The transaction, which is subject to shareholder and regulatory approvals, is targeted to be completed in the third quarter of 2003.

Upon closing of the transaction, the net assets of the ground portion of ABX (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices) will be transferred to Airborne as part of the ground operations to be merged with Atlantis. Additionally, in connection with the transaction, ABX will enter into a number of commercial agreements with Airborne, including an ACMI (aircraft, crew, maintenance and insurance) agreement and a hub and line-haul services agreement. Under these agreements, ABX will provide air transportation, line-haul, hub and maintenance services to Airborne and receive compensation generally based on cost plus a specified mark-up percentage. For additional information regarding this transaction, see Note U of the notes to our consolidated financial statements.

Available Information

We maintain an internet website at www.airborne.com where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

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

Subsequent Event

On March 25, 2003, we entered into a definitive merger agreement with DHL Worldwide Express B.V. (“DHL”) and Atlantis Acquisition Corporation, a wholly owned indirect subsidiary of DHL (“Atlantis”). A copy of the merger agreement was included as an exhibit to a Form 8-K that we filed with the SEC on April 4, 2003. Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained in ABX, (2) DHL will acquire the ground operations (including all operations currently conducted by AEI, including its book of business, customer service, express and deferred services and products, and pick up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of common stock of ABX. Upon closing of the transaction, Airborne will operate as a wholly owned indirect subsidiary of DHL, and ABX will become an independent public company wholly owned by Airborne’s former shareholders (although under certain circumstances, in accordance with the merger agreement, DHL could purchase all of Airborne’s operations and Airborne shareholders would receive alternative consideration of $21.65 per share in cash). The transaction, which is subject to shareholder and regulatory approvals, is targeted to be completed in the third quarter of 2003.

Upon closing of the transaction, the net assets of the ground portion of ABX (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices) will be transferred to Airborne as part of the ground operations to be merged with Atlantis. Additionally, in connection with the transaction, ABX will enter into a number of commercial agreements with Airborne, including an ACMI (aircraft, crew, maintenance and insurance) agreement and a hub and line-haul services agreement.

Under these agreements, ABX will provide air transportation, line-haul, hub and maintenance services to Airborne and receive compensation generally based on cost plus a specified mark-up percentage. For additional information regarding this transaction, see Note U of the notes to our consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP February 25, 2003 (April 25, 2003 as to Notes G, I, and U) Seattle, Washington

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

The $100,000,000 of outstanding 7.35% senior notes are collateralized by assets of the Company.

As of December 31, 2002 the Company had a revolving bank credit agreement that provided for a total commitment of $275,000,000 and expires in June 2004. The agreement was collateralized by a substantial majority of the Company’s assets and contained restrictions that reduce the amount of available borrowing capacity by the amount of outstanding letters of credits and by amounts based on leverage limitation provisions and the level of eligible collateral. With the level of eligible collateral at December 31, 2002, available capacity under the agreement, net of $97,275,000 outstanding letters of credit and leverage limitations, was $142,800,000. At December 31, 2002, no borrowings were outstanding under the agreement and the Company was in compliance with restrictive covenants including covenants requiring the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), leverage and debt service coverage ratios and required levels of liquidity. The agreement also restricts the Company from declaring or paying dividends on its common stock in excess of $2,000,000 during any calendar quarter. The agreement did permit a one-time payment of $242,000 ($.005 per share) made in May 2002 to shareholders upon redemption and termination of the Company’s shareholder rights plan.

In April 2003, the Company amended its revolving credit agreement. The amendment reduced the total facility to $200,000,000 from $275,000,000 and revised most financial covenants. The agreement requires a periodic appraisal of the Company’s aircraft to remeasure the level of eligible collateral. An appraisal is in process and the Company estimates the results will support outstanding letters of credit of between $30,000,000 and $55,000,000. Support for the remaining outstanding letters of credit will require the pledge of additional collateral (e.g. cash, cash equivalents or accounts receivable resulting from reduction of amounts sold through the accounts receivable securitization facility). The Company does not anticipate any capacity will exist under the agreement for general borrowing purposes unless additional collateral is pledged.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has an aircraft loan, collateralized by three 767 aircraft, which has an outstanding balance of $57,558,000 as of December 31, 2002. The loan is scheduled to fully amortize in 2017 and carries a variable interest rate of LIBOR plus 2.5% (3.94% at December 31, 2002). The three aircraft have been sold to a majority-owned and consolidated subsidiary. The net carrying value of the three aircraft was $73,803,000 at December 31, 2002. As discussed in Note A, the Company has entered into an interest rate swap agreement effectively converting the loan from a variable to a fixed rate of 4.72%.

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

Information regarding the Company’s qualified defined benefit pension plans and postretirement healthcare plans is as follows (in thousands):

	Pension Plans		Postretirement Healthcare Plans

Year Ended December 31	2002	2001	2002	2001

Reconciliation of projected benefit obligation:
Obligation as of January 1	$278,159	$220,605	$14,222	$11,125
Service cost	24,607	22,616	1,126	898
Interest cost	21,279	17,353	987	917
Plan transfers	1,666	—	—	—
Benefits paid	(3,137)	(2,611)	(325)	(481)
Actuarial loss	8,923	20,196	238	1,763
Plan amendments	15,252	—	—	—

Obligation as of December 31	$346,749	$278,159	$16,248	$14,222

Accumulated benefit obligation	$217,554	$151,960

Reconciliation of fair value of plan assets:
Plan assets as of January 1	$114,596	$102,567	$—	$—
Actual loss on plan assets	(9,998)	(5,130)	—	—
Plan transfers	1,666	—	—	—
Employer contributions	51,889	19,770	325	481
Benefits paid	(3,137)	(2,611)	(325)	(481)

Plan assets as of December 31	$155,016	$114,596	$—	$—

Funded status:
Funded status as of December 31	$(191,733)	$(163,563)	$(16,248)	$(14,222)
Unrecognized prior service cost (income)	50,898	41,914	(198)	(318)
Unrecognized net actuarial loss	86,025	60,272	2,850	2,765

Accrued benefit cost	$(54,810)	$(61,377)	$(13,596)	$(11,775)

Amounts recognized in consolidated balance sheet at December 31:
Accrued benefit liability	$(54,810)	$(61,377)	$(13,596)	$(11,775)
Additional minimum liability	(7,756)	—	—	—
Intangible asset	7,756	—	—	—

Accrued benefit cost	$(54,810)	$(61,377)	$(13,596)	$(11,775)

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

Net periodic benefit cost consists of the following components (in thousands):

	Pension Plans			Postretirement Healthcare Plans

Year Ended December 31	2002	2001	2000	2002	2001	2000

Service cost	$24,607	$22,616	$17,309	$1,126	$898	$948
Interest cost	21,279	17,353	13,379	987	917	700
Expected return on plan assets	(10,341)	(8,752)	(7,926)	—	—	—
Net amortization and deferral	9,777	7,107	4,828	34	157	(101)

Net periodic benefit cost	$45,322	$38,324	$27,590	$2,147	$1,972	$1,547

Assumptions used in determining pension and postretirement healthcare obligations were as follows:

	Pension Plans			Postretirement Healthcare Plans

	2002	2001	2000	2002	2001	2000

Discount rate (for qualified and nonqualified plans)	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase (pilots)	5.00%	6.50%	6.50%	—	—	—
Rate of compensation increase (non-pilots)	4.00%	5.00%	5.00%	—	—	—

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

In addition to qualified defined benefit plans, the Company has a defined contribution profit sharing plan. Retirement income has historically been provided to employees through the coordination of benefits accumulated and funded through the combination of the defined benefit and profit sharing plans. Generally, benefit levels calculated under defined benefit plan formulas are offset by amounts contributed and earned in an employee’s profit sharing account. In 2000, plan amendments were adopted that provided for an increase in retirement income levels provided under the defined benefit plans and discontinued future contributions to an employee’s account (with the exception of contributions for the Company’s pilots) in the profit sharing plan. Previous contributions and earnings accumulated under the profit sharing plan prior to the amendments as well as future account earnings will continue to be coordinated with benefits accrued under the defined benefit plans. These amendments had the effect of increasing accumulated and projected benefit obligations under the defined benefit plans. Qualified plan assets and accumulated and projected benefit obligation amounts shown above exclude $116,614,000 and $133,480,000 as of December 31, 2002 and 2001, respectively, of assets held and obligations

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accrued under the profit sharing plan. If these assets and obligations were combined with the defined benefit plans, the Company’s funded ratio, as measured by the sum of the fair value of qualified defined benefit and profit sharing plan assets divided by the sum of projected benefit obligations and profit sharing obligations, would be 58.6% and 60.3% at December 31, 2002 and 2001, respectively. The Company’s funded ratio when substituting accumulated benefit obligations for projected benefit obligations in the above calculation, would be 81.3% and 86.9% at December 31, 2002 and 2001, respectively.

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

NOTE U-SUBSEQUENT EVENT

Merger Agreement

On March 25, 2003, Airborne entered into a definitive merger agreement with DHL Worldwide Express B.V. (“DHL”) and Atlantis Acquisition Corporation, a wholly owned indirect subsidiary of DHL (“Atlantis”). A copy of the merger agreement was included as an exhibit to a Form 8-K that Airborne filed with the Securities and Exchange Commission on April 4, 2003. Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained in ABX, (2) DHL will acquire Airborne’s ground operations (including all operations currently conducted by AEI, including its book of business, customer service, express and deferred services and products, and pick up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of common stock of ABX. Upon closing of the transaction, Airborne will operate as a wholly owned indirect subsidiary of DHL, and ABX will become an independent public company wholly owned by Airborne’s former shareholders (although under certain circumstances, in accordance with the merger agreement, DHL could purchase all of Airborne’s operations and Airborne shareholders would receive alternative consideration of $21.65 in cash). The transaction, which is subject to shareholder and regulatory approvals, is targeted to be completed in the third quarter of 2003.

Upon closing of the transaction, the net assets of the ground portion of ABX (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices), will be transferred to Airborne as part of the ground operations to be merged with Atlantis. The carrying amount of the assets and liabilities to be transferred was $220,216,000 and $35,228,000, respectively at December 31, 2002.

Commercial Agreements

In connection with the transaction, ABX will enter into a number of commercial agreements with Airborne, including an aircraft, crew, maintenance and insurance agreement (“ACMI Service Agreement”) and a hub and line-haul services agreement. Under these agreements, ABX will provide air transportation, line-haul, hub and maintenance services to Airborne and receive compensation generally based on cost plus a specified mark-up percentage. Certain costs covered under these agreements, including fuel costs, will be reimbursed without specific mark-up percentages.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment

Upon the separation of ABX from Airborne, ABX will be required to perform a cash flow recoverability test to determine the existence of a potential impairment as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under provisions of this statement, assuming an impairment charge is identified through this test, a company is required to record an impairment charge for the excess of the carrying amount of the long-lived asset group over its fair value.

The Company anticipates, given the cash flows to be derived from the ACMI Service Agreement coupled with the decline in market values for used aircraft and related equipment, that ABX will incur a significant impairment charge as a result of the separation. The Company estimates the charge and related reductions to historical property and equipment and other asset balances would have been $622,000,000 as of December 31, 2002, had the separation occurred as of that date. The charge ultimately recorded will depend on a number of factors that could occur before the separation date, including but not limited to, changes in the fair values of used aircraft and related equipment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following sets forth certain information regarding the members of the Company’s Board of Directors:

Carl D. Donaway, age 51, Chairman and Chief Executive Officer of the Company.

Mr. Donaway was named Chief Executive Officer of the Company in February 2002 and Chairman in April 2002. Prior to that time he served as President and Chief Operating Officer of the Company and Airborne Express, Inc. since August 2000. He was appointed Senior Executive Vice President of Airborne Express, Inc. in February 2000. Prior to that time, he was President and Chief Executive Officer of ABX Air, Inc., the Company’s wholly owned airline subsidiary, and Vice President, Business Analysis, and Vice President, Customer Service, of Airborne Express, Inc. Mr. Donaway has been a director of the Company since August 2000 and his term on the Board expires in 2005.

Richard M. Rosenberg, age 73, Chairman and Chief Executive Officer (Retired) of BankAmerica Corporation and Bank of America, NT&SA.

Mr. Rosenberg served as Chairman, President and Chief Executive Officer of Bank of America from 1990 until his retirement in 1996. Mr. Rosenberg currently serves as a director of Pacific Life Company. Mr. Rosenberg, a director of the Company since 1988, is Chairman of the Compensation Committee and a member of the Executive Committee and the Finance Committee. Mr. Rosenberg’s term on the Board expires in 2003.

William Swindells, age 72, Chairman (Retired), Willamette Industries, Inc. (forest products).

Mr. Swindells served as Chairman of the Board of Directors of Willamette Industries, Inc., from 1985 to February 2002 and as its Chief Executive Officer from 1985 to 1996 and from November 1997 to December 1998. He is currently a director of Oregon Steel Mills. Mr. Swindells has been a director of the Company since 1994 and is a member of the Audit Committee. Mr. Swindells is retiring from the Board and will not continue after his term expires effective with the Company’s 2003 annual meeting of shareholders.

Harold M. Messmer, Jr., age 57, Chairman and Chief Executive Officer, Robert Half International Inc. (specialized staffing services).

Mr. Messmer has been Chairman and Chief Executive Officer of Robert Half International Inc. since 1987. Mr. Messmer is also a director of Health Care Property Investors, Inc. Mr. Messmer, a director of the Company since 1989, serves as Chairman of the Nominating Committee and a member of the Compensation Committee. Mr. Messmer’s term on the Board expires in 2004.

Mary Agnes Wilderotter, age 48, Senior Vice President of Business Strategies, Microsoft Corporation.

Ms. Wilderotter has been Senior Vice President of Business Strategies at Microsoft Corporation since November 2002. Ms. Wilderotter was President, Chief Executive Officer and a director of Wink Communications, Inc. from 1997 to 2002. From 1995 to 1997, she was Executive Vice President of National Operations for AT&T Wireless Services, Inc., and Chief Executive Officer of Claircom, its aviation communications division. From 1991 to 1995, Ms. Wilderotter was President of the California/Nevada/Hawaii Region for McCaw Cellular Communications Inc. She is a director of American Tower Corporation; Electric Lightwave Inc.; Gaylord Entertainment; and The McClatchy Company. Ms. Wilderotter has been a director of the Company since 1996 and is a member of the Nominating Committee and the Audit Committee. Ms. Wilderotter’s term on the Board expires in 2004.

Rosalie J. Wolf, age 61, Managing Director, Offit Hall Capital Management L.L.C. (investment advisor).

Ms. Wolf joined Laurel Management Company L.L.C., the predecessor of Offit Hall Capital Management L.L.C., as a Managing Director and member in 2001. In 2000, she founded and was the Managing Member of Botanica Capital Partners LLC, a private equity business. Ms. Wolf was Treasurer and Chief Investment Officer of The Rockefeller Foundation from 1994 to 2000. Ms. Wolf serves on the Board of Trustees of TIAA-CREF and the North European Oil Royalty Trust. She has been a director of the Company since 1999 and chairs the Finance Committee. Ms. Wolf’s term on the Board expires in 2004.

James H. Carey, age 70, Managing Director (Retired), Briarcliff Financial Associates (private financial advisory firm).

Mr. Carey was Managing Director of Briarcliff Financial Associates, a private financial advisory firm, from 1991 to 2002. He served as Chief Executive Officer of National Capital Benefits Corporation, a viatical settlement company, from March 1994 to December 1995. Mr. Carey is currently a director of the Midland Company. He has been a director of the Company since 1978 and is a member of the Compensation Committee and the Finance Committee. Mr. Carey’s term on the Board expires in 2005.

Andrew B. Kim, age 66, Advisory Director, Sit/Kim International Investment Associates, Inc. (investment company).

Mr. Kim served as President of Sit/Kim International Investment Associates, Inc., from 1989 to 1999 when he retired. Mr. Kim is currently a director of Ilshin Investment Corp. in Seoul, Korea; Asia Foods in Shanghai, China; and the Vertical Group of New York. Mr. Kim has been a director of the Company since 1994 and serves as Chairman of the Audit Committee and a member of the Nominating Committee. Mr. Kim’s term on the Board expires in 2005.

Executive Officers

In addition to Mr. Donaway, who is also a director of the Company, the following sets forth certain information regarding our executive officers:

Lanny H. Michael, age 51, Executive Vice President and Chief Financial Officer.

Mr. Michael has been Executive Vice President and Chief Financial Officer since February 2002. From August 2000 to February 2002, Mr. Michael served as Senior Vice President and Chief Financial Officer. From 1993 to August 2000, Mr. Michael held the position of Senior Vice President, Treasurer. Mr. Michael joined us as Controller in 1981 and was promoted to Vice President in 1985.

David A. Billings, age 57, Senior Vice President and Chief Financial Officer.

Mr. Billings has served as Senior Vice President and Chief Information Officer since August 2000. From 1993 to August 2000, Mr. Billings held the position of Senior Vice President, Information and Technology Systems. Mr. Billings joined us in 1970 and served as Vice President, Information and Technology Systems from 1981 until 1988 and again from 1990 to 1993.

Bruce E. Grout, age 56, Senior Vice President, International.

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

Joseph C. Hete, age 49, President and Chief Operating Officer, ABX Air, Inc.

Mr. Hete has been President and Chief Operating Officer of ABX since January 2000. From 1997 until January 2000, Mr. Hete held the position of Senior Vice President and Chief Operating Officer of ABX. Mr. Hete served as Senior Vice President, Administration of ABX from 1991 to 1997 and Vice President, Administration of ABX from 1986 to 1991. Mr. Hete joined us in 1980.

Darby Langdon, age 57, Senior Vice President, Planning.

Ms. Langdon has served as Senior Vice President, Planning since November 2001. From November 2000 until November 2001, Ms. Langdon was Senior Vice President, International Express and from 1994 to 2000 she was Vice President, International Express. Ms. Langdon joined us in 1982 and was promoted to Vice President, International Services in 1992, a position she held until 1994.

Kenneth J. McCumber, age 57, Senior Vice President, Sales.

Mr. McCumber has been Senior Vice President, Sales since August 2000. From 1999 to August 2000, Mr. McCumber served as Senior Vice President and General Manager, Logistics Services of ABX and from 1993 to 1999 held the position of Vice President, Logistics Services of ABX. Mr. McCumber was Vice President, Corporate Marketing from 1986 to 1993 and has been employed with us since 1971.

David C. Anderson, age 50, Vice President, General Counsel and Corporate Secretary.

Mr. Anderson has served as Vice President, General Counsel and Corporate Secretary from February 2000. From the time he joined us in 1993 until February 2000, Mr. Anderson was Corporate Secretary and Counsel.

Executive officers are elected annually at the Board of Directors meeting held in conjunction with the annual meeting of shareholders. There are no family relationship between any executive officers or directors of Airborne.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain of the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes of ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

Based solely on its review of these copies of such forms received by the Company, and on written representations by the Company’s officers and directors regarding their compliance with the filing requirements, the Company believes that, in 2002, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning annual and long-term compensation paid or accrued during calendar years 2002, 2001 and 2000 for services in all capacities to the Company by the Chief Executive Officer, by the former Chief Executive Officer and by the four other most highly compensated executive officers of the Company at December 31, 2002 (the “named executive officers”):

		Annual Compensation			Long-Term Compensation Awards: Securities Underlying	All Other

Name and Principal Position	Year	Salary	Bonus[1]		Options[2]	Compensation[3]

Carl D. Donaway[4] Chairman, Chief Executive Officer and Director	2002 2001 2000	$652,500 500,000 465,231		$1,079,888 — —	100,000 62,500 43,000	$6,323 11,418 12,057
Lanny H. Michael Executive Vice President & Chief Financial Officer	2002 2001 2000	$339,807 275,000 221,696		$337,429 — 28,067	45,000 29,000 9,300	$6,568 7,949 7,664
Joseph C. Hete President & Chief Operating Officer, ABX Air, Inc.	2002 2001 2000	$272,923 252,000 245,769		$271,013 — —	45,000 29,000 14,700	$6,721 6,697 6,633
Kenneth J. McCumber Senior Vice President, Sales	2002 2001 2000	$275,000 275,000 214,596		$227,563 — 91,182	35,000 29,000 8,950	$6,323 7,949 7,571
Bruce E. Grout Senior Vice President, International	2002 2001 2000	$236,000 236,000 216,508		$218,215 — 10,202	21,000 15,650 5,700	$6,329 7,380 7,638
Robert S. Cline[4,5] Former Chief Executive Officer	2002 2001 2000	$298,558 675,000 650,000	$	— — —	100,000 62,500 85,500	$7,859 12,556 13,999

[1]	Amounts shown for 2002 represent awards under the Executive Incentive Compensation Plan and the Executive Group Incentive Compensation Plan. Amounts shown for Messrs. Michael, McCumber and Grout in 2000 were awards under the Management Incentive Compensation Plan based on specific performance measured against individual objectives for that year.

[2]	Number of shares of common stock underlying options awarded under the Company’s option plans.

[3]	A portion of the amounts shown as All Other Compensation for 2002 represents contributions by the Company to the accounts of the named executive officers under the Company’s defined contribution plan, including 401(k) matching contributions ($3,850 for Mr. Cline and $4,048 for each of the other named executive officers). The balance of the amounts shown in this column for 2002 represents premiums paid on term life insurance for the named executive officers.

[4]	Mr. Donaway became Chief Executive Officer in February 2002.

[5]	Mr. Cline retired from the Company in April 2002.

Option Grants in 2002

The following table shows information concerning stock options granted by the Company to the named executive officers during calendar year 2002:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term[2]

Name	Number of Securities Underlying Options Granted[1]	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price (per share)	Expiration Date	5%	10%

Carl D. Donaway	100,000	10.85%	$15.60	2/05/12	$981,076	$2,486,238
Lanny H. Michael	45,000	4.88%	15.60	2/05/12	441,484	1,118,807
Joseph C. Hete	45,000	4.88%	15.60	2/05/12	441,484	1,118,807
Kenneth J. McCumber	35,000	3.80%	15.60	2/05/12	343,376	870,183
Bruce E. Grout	21,000	2.28%	15.60	2/05/12	206,026	522,110
Robert S. Cline	100,000	10.85%	15.60	2/05/07	430,999	952,396

[1]	Options for the named executive officers were granted on February 5, 2002. The options for Mr. Cline were fully exercisable as of the date of grant. Twenty-five percent of the other options will become exercisable on each anniversary of the date of grant, subject to certain contractual provisions that will apply in the event of a change in control (see Change in Control Agreements). The exercise price of all options was the fair market value of the Company’s common stock on the date of grant.

[2]	Based upon the $15.60 per share market price on the date of grant and assumed appreciation over the term of the options at the annual rates of stock appreciation shown.

Aggregate Option Exercises in 2002 and Year-End Option Values

The following table shows information concerning stock options exercised during calendar year 2002 by the named executive officers and the value of unexercised options at the end of that year:

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End[2]
Name	Shares Acquired on Exercise	Value Realized[1]	Exercisable	Unexercisable	Exercisable	Unexercisable

Carl D. Donaway	—	—	103,895	174,375	$72,228	$132,656
Lanny H. Michael	2,400	3,001	48,580	73,650	70,512	61,552
Joseph C. Hete	—	—	43,600	77,100	38,727	61,552
Kenneth J. McCumber	4,240	5,371	40,206	62,724	63,109	61,552
Bruce E. Grout	—	—	28,073	37,087	37,297	33,216
Robert S. Cline	41,864	93,234	598,540	—	447,474	—

[1]	Represents the aggregate fair market value, on the respective dates of exercise, of the shares of common stock received on exercise of options, less the aggregate exercise price of the options.

[2]	Represents the aggregate fair market value on December 31, 2002 (based on the closing price of $14.83 for the Company’s common stock on the New York Stock Exchange on that date), of the shares of common stock subject to outstanding options, less the aggregate exercise price of the options.

Retirement Plans

The Company maintains two qualified retirement plans that cover the named executive officers (and all other employees other than certain union employees) and a non-qualified Supplemental Executive Retirement Plan (“SERP”) that provides for benefits in excess of statutory limits. Officers accrue benefits based on an age and service formula that accumulates a point value used to determine a benefit level at a particular retirement age. Normal retirement age is 62. Points are credited for each year of service and year of age up to a maximum point total of 80. Assuming the attainment of the maximum point total, the plans, in conjunction with Social Security, are designed to provide a retirement benefit equal to approximately 65% of an officer’s final average earnings at a normal retirement date of age 62. Final average earnings is the average of the highest five consecutive calendar years of compensation during an officer’s last ten years of employment. Compensation considered in the formula includes salary and bonus paid in a calendar year without regard to IRS limitations.

Benefits determined through the above formula are offset by Social Security and the gross benefit amounts calculated under the Company’s two qualified retirement plans. The qualified plans, a defined contribution profit sharing plan and a defined benefit plan, are used in connection with the SERP and Social Security to fund retirement benefits. The SERP is unfunded, although the Company maintains commingled investment fund assets that could be used to fund eventual benefit payments. The Company also has a voluntary 401(k) salary deferral plan.

The following table sets forth the targeted annual pension benefits (calculated on the basis of a straight life annuity) payable upon normal retirement at age 62 to the Company’s officers (including the named executive officers) based on specified years of service and levels of final average earnings. The amounts shown take into account Social Security offsets based on the career average Social Security wage base in effect in 2002.

Pension Plan Table

	Years of Service

Remuneration	5	10	15	20	25	30	35

$ 200,000	$80,264	$93,264	$106,264	$114,064	$114,064	$114,064	$114,064
300,000	128,364	147,864	167,364	179,064	179,064	179,064	179,064
400,000	176,464	202,464	228,464	244,064	244,064	244,064	244,064
500,000	224,564	257,064	289,564	309,064	309,064	309,064	309,064
600,000	272,664	311,664	350,664	374,064	374,064	374,064	374,064
700,000	320,764	366,264	411,764	439,064	439,064	439,064	439,064
800,000	368,864	420,864	472,864	504,064	504,064	504,064	504,064
900,000	416,964	475,464	533,964	569,064	569,064	569,064	569,064
1,000,000	465,064	530,064	595,064	634,064	634,064	634,064	634,064
1,100,000	513,164	584,664	656,164	699,064	699,064	699,064	699,064

Based on compensation through December 31, 2002, the final average earnings of the named executive officers were as follows: Mr. Donaway, $557,611; Mr. Michael, $292,292; Mr. Hete, $276,587; Mr. McCumber, $320,002; Mr. Grout, $237,990; and Mr. Cline, $891,731. All of the named executive officers have accrued at least 20 years of service.

Director Compensation

Non-employee directors received an annual fee of $22,000 in 2002 plus $1,500 for each Board and Committee meeting attended.

The Company has a Directors Stock Option Plan (“Option Plan”) and Director Stock Bonus Plan (“Bonus Plan”) for non-employee directors of the Company. The Option Plan provides each such director an annual grant of options to acquire 2,000 shares of the Company’s common stock at an exercise price equal to the closing sales price on the New York Stock Exchange on the date of grant. Under the Bonus Plan, each director receives an annual award of shares of the Company’s common stock having a value of $6,000 on the award date. The issuance of shares is deferred until the director retires or otherwise ceases to be a director of the Company.

Change in Control Agreements

We have change in control agreements with our named executive officers, which are originally dated August 7, 2001, and have been subsequently amended. Under these agreements, the officers are entitled to certain severance benefits if employment is terminated without “cause” (as defined below) or with “good reason” (as defined below) after a change in control. In addition, the agreements of Carl Donaway and Lanny Michael have been amended to provide that each of these officers will receive the specified change in control severance benefits if he terminates his employment without any reason during the 30-day period immediately following the first anniversary of the date of the change in control.

The change in control severance benefits under these agreements include the payment of a lump sum equal to three times the sum of (1) the greatest of the officer’s annual base salary then in effect, the highest rate in effect during the two-year period prior to the date of termination, or a specified dollar amount, and (2) the greatest of the incentive compensation awarded to the officer for the year most recently ended, a pro-rata portion of the incentive compensation for the year in which the termination occurs, or a specified dollar amount. In addition, each officer will receive his full base salary through his date of termination, payment for all accrued vacation, payment by us of an amount equal to certain amounts forfeited by the officer under our qualified retirement plans, and a pro-rata portion of his incentive compensation for the year in which his employment is terminated.

Until the expiration of the term of the agreement (which is generally a four-year term) or, if earlier, the officer’s attainment of age 65, we will pay the officer’s health insurance premiums and we will maintain all other employee benefit plans, programs, and policies in which the officer was entitled to participate immediately prior to his termination. We will also pay the officer the difference between the amount he is entitled to receive under the Supplemental Executive Retirement Plan (“SERP”) and the amount he would have received under the SERP if the officer had continued in our employ for an additional three years. Similarly, we will pay the officer the difference between the amount he is entitled to receive under our qualified defined benefit plan and the amount he would have received under such plan if the officer had continued in our employ for an additional three years. Finally, the officer will be provided with a gross-up payment equal to an amount, such that after payment of all taxes, including federal and state income taxes and additional excise taxes imposed by Section 4999 of the Internal Revenue Code on this additional payment, the officer will retain an amount equal to the excise taxes imposed on the officer by Section 4999 of the Internal Revenue Code in connection with the change in control.

In addition, an officer terminated after a change in control may elect to receive cash equal to the difference between the exercise price of all stock options held by the officer (whether or not then fully exercisable) and the greater of the market value of the stock on the date of termination or the highest price per share actually paid in connection with any change in control of Airborne. In the absence of this provision, under Airborne’s stock option plans, an employee terminated other than for cause has three months to exercise any options exercisable on the date of termination but any options not then exercisable are cancelled. Airborne’s stock option plans generally provide that all outstanding options become exercisable upon retirement and expire three years after the date of retirement unless their terms expire sooner.

For purposes of the above agreements, “good reason” generally includes the assignment to the officer of duties not customarily performed by our senior executives or inconsistent with the officer’s current position with us, a reduction in base salary, the failure by us to maintain any of the employee benefits to which the officer was entitled prior to the change in control, the failure by us to provide the officer with the number of paid vacation days to which he would be entitled as one of our salaried employees, the relocation of the officer’s offices to a location more than twenty-five miles from their current location, or any termination other than for “cause”, disability, or the attainment of age sixty-five.

For purposes of the above agreements, “cause” is generally defined as the officer’s willful and continued failure to substantially perform his duties with us (other than any such failure resulting from incapacity due to physical or mental illness) after a specific demand for substantial performance, or the officer’s willful engaging in gross misconduct demonstrably injurious to us.

In return for the benefits under the agreements described above, each of the named executive officers has agreed, among other things, not to serve as an executive, director or consultant to any competitor of Airborne for at least one year after termination of employment with Airborne. While these contracts were designed to encourage these officers to stay with Airborne, and not to deter changes in control, it is possible that a party wishing to obtain control of Airborne with the intention of replacing incumbent management could be influenced by the additional cost that Airborne would incur under these contracts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

To the best of the Company’s knowledge, as of February 18, 2003, shareholders owning over 5% of the outstanding common stock of the Company were as follows:

Name and Address	Number of Shares	Percentage of Common Stock Outstanding

Vanguard PRIMECAP Fund 100 Vanguard Blvd. Malvern, PA 19355	3,400,000	7.02%

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,744,880	5.67%

Westport Asset Management, Inc. 253 Riverside Avenue Westport, CT 06880	2,262,017	4.67%

Information in this table is based on reports on Schedules 13G, or amendments thereto, filed with the SEC.

Security Ownership of Management

The following table sets forth information as to the shares of common stock beneficially owned (or deemed to be beneficially owned pursuant to the rules of the SEC) as of February 18, 2003 by each director of the Company, by the named executive officers and by all directors and named executive officers as a group:

Name	Common Stock of the Company Beneficially Owned as of 2/18/03	Percentage of Common Stock Outstanding

Directors

James H. Carey	21,404[1,2]	*
Andrew B. Kim	47,176[1,2]	*
Harold M. Messmer, Jr.	28,004[1,2]	*
Richard M. Rosenberg	30,004[1,2]	*
William Swindells	26,854[1,2]	*
Mary A. Wilderotter	15,969[1,2]	*
Rosalie J. Wolf	10,431[1,2]	*

Named Executive Officers

Carl D. Donaway[3]	182,863 [5]	*
Lanny H. Michael	73,341 [5]	*
Joseph C. Hete	69,850 [5]	*
Kenneth J. McCumber	71,312 [5]	*
Bruce E. Grout	42,749 [5]	*
Robert S. Cline[4]	884,650 [5]	1.8%
All Directors and Executive Officers as a Group (18 persons)	1,686,033 [6]	3.4%

*	Less than 1% of common stock outstanding.

1	Includes shares subject to options granted under the Company’s option plans as follows: Mr. Carey, 18,000; Mr. Kim, 20,000; Mr. Messmer, 20,000; Mr. Rosenberg, 20,000; Mr. Swindells 20,000; Ms. Wilderotter, 14,000 and Ms. Wolf, 8,000.

2	Includes 1,769 shares for Ms. Wilderotter, 1,431 shares for Ms. Wolf and 2,004 shares for each of the other directors issuable under the Director Stock Bonus Plan.

3	Mr. Donaway also serves as a director.

[4]	Mr. Cline, former Chairman and Chief Executive Officer, retired from the Company in April 2002.

[5]	Includes shares subject to options granted under the Company’s option plans as follows: Mr. Donaway, 160,270; Mr. Michael, 66,255; Mr. Hete, 68,775; Mr. McCumber, 55,063 and Mr. Grout, 40,161; and Mr. Cline, 598,540.

6	Includes 1,284,350 shares (inclusive of the shares mentioned in Notes 1, 2 and 5 above) subject to options or issuable under the Director Stock Bonus Plan.

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

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBORNE, INC

By:	/s/ LANNY H. MICHAEL
Lanny H. Michael Executive Vice President and Chief Financial Officer

Date: April 29, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl D. Donaway, certify that:

1.	I have reviewed this Amendment No. 1 to annual report on Form 10-K of Airborne, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 29, 2003

/s/ CARL D. DONAWAY
Carl D. Donaway Chief Executive Officer and Chairman of the Board

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lanny H. Michael, certify that:

1.	I have reviewed this Amendment No. 1 to annual report on Form 10-K of Airborne, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 29, 2003

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