Form 10-Q
period 2003-03-31
AIRBORNE INC /DE/
filed 2003-05-15
CIK 3000

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Common Stock, par value $1 per share
Outstanding (net of 3,228,526 treasury shares) as of March 31, 2003	48,450,991 shares

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q, which are not historical facts, are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report or in “Risk Factors” contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three Months Ended March 31
	2003	2002
REVENUES:
Domestic	$744,395	$714,139
International	80,475	76,453

	824,870	790,592
OPERATING EXPENSES:
Transportation purchased	265,536	249,031
Station and ground operations	279,488	264,119
Flight operations and maintenance	142,143	125,366
General and administrative	72,992	65,486
Sales and marketing	21,774	22,276
Depreciation and amortization	44,442	49,121
Federal legislation compensation	650	—

	827,025	775,399

EARNINGS (LOSS) FROM OPERATIONS	(2,155)	15,193
OTHER INCOME (EXPENSE):
Interest income	1,096	808
Interest expense	(7,179)	(7,679)
Discount on sales of receivables	(1,059)	(1,305)
Other	(64)	1,896

EARNINGS (LOSS) BEFORE INCOME TAXES	(9,361)	8,913
INCOME TAX (EXPENSE) BENEFIT	3,773	(3,645)

NET EARNINGS (LOSS)	$(5,588)	$5,268

EARNINGS (LOSS) PER SHARE:
PER BASIC SHARE	$(0.12)	$0.11

PER DILUTED SHARE	$(0.12)	$0.11

DIVIDENDS PER SHARE	$0.04	$0.04

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$327,060	$339,900
Restricted cash	51,430	36,333
Trade accounts receivable, less allowance of $14,259 and $13,616	153,268	169,880
Spare parts and fuel inventory	38,239	36,223
Refundable income taxes	1,288	627
Deferred income tax assets	37,787	32,444
Prepaid expenses and other	35,466	31,404

TOTAL CURRENT ASSETS	644,538	646,811
PROPERTY AND EQUIPMENT, NET	1,191,692	1,181,430
OTHER ASSETS	47,347	50,845

TOTAL ASSETS	$1,883,577	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$147,831	$160,772
Salaries, wages and related taxes	100,423	94,581
Accrued expenses	150,709	132,744
Income taxes payable	—	4,912
Current portion of long-term obligations	11,290	10,372

TOTAL CURRENT LIABILITIES	410,253	403,381
LONG-TERM OBLIGATIONS	370,844	370,091
DEFERRED INCOME TAX LIABILITIES	146,199	146,321
POSTRETIREMENT LIABILITIES	59,853	59,720
OTHER LIABILITIES	64,011	60,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, without par value—
Authorized 6,000,000 shares, no shares issued
Common stock, par value $1 per share—
Authorized 120,000,000 shares
Issued 51,679,517 and 51,657,886 shares	51,680	51,658
Additional paid-in capital	309,491	308,813
Retained earnings	539,883	547,409
Accumulated other comprehensive loss	(8,788)	(8,859)

	892,266	899,021
Treasury stock, 3,228,526 and 3,234,526 shares, at cost	(59,849)	(59,858)

	832,417	839,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,883,577	$1,879,086

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net earnings (loss)	$(5,588)	$5,268
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	44,442	49,121
Deferred income taxes	(5,465)	(420)
Postretirement obligations	13,634	12,929
Casualty insurance	1,861	5,683
Other	(54)	(803)
Change in assets and liabilities:
Restricted cash	(15,097)	—
Trade accounts receivable	16,612	(6,979)
Inventories and prepaid expenses	(6,078)	(7,676)
Refundable income taxes	(661)	26,983
Accounts payable	(12,941)	(21,295)
Accrued expenses, salaries and taxes payable	7,214	12,271

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,879	75,082

INVESTING ACTIVITIES:
Additions to property and equipment	(50,179)	(27,199)
Proceeds from sale of securities	—	3,656
Other	3,237	(3,877)

NET CASH USED BY INVESTING ACTIVITIES	(46,942)	(27,420)

FINANCING ACTIVITIES:
Issuance of convertible debt, net of issuance costs	—	145,125
Principal payments on long-term obligations	(2,548)	(1,611)
Dividends paid	(1,938)	(1,930)
Exercise of stock options	709	2,419

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,777)	144,003

NET (DECREASE) INCREASE IN CASH	(12,840)	191,665
CASH AND CASH EQUIVALENTS AT JANUARY 1	339,900	201,500

CASH AND CASH EQUIVALENTS AT MARCH 31	$327,060	$393,165

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION

The consolidated financial statements included herein are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods reported.

Certain amounts for prior periods have been reclassified to conform to the 2003 presentation.

NOTE B—TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable exclude amounts sold under the Company’s accounts receivable securitization facility. As of March 31, 2003 and December 31, 2002, the Company had $200,000,000 of outstanding securitized accounts. As of March 31, 2003, the Company had eligible receivables to support additional sales up to the full $250,000,000 permitted under the facility.

NOTE C—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Convertible senior notes, 5.75%, due April 2007	$150,000	$150,000
Senior notes, 7.35%, due September 2005	100,000	100,000
Aircraft loan	56,487	57,558
Refunding revenue bonds, effective rate of 1.17% as of March 31, 2003, due June 2011	13,200	13,200
Other	6,585	6,792

Total long-term debt	326,272	327,550
Capital lease obligations	55,862	52,913

Total long-term obligations	382,134	380,463
Less current portion	(11,290)	(10,372)

Total long-term obligations, net	$370,844	$370,091

As of March 31, 2003 the Company had a revolving bank credit agreement that provided for a total commitment of $275,000,000. In April 2003, the Company amended this agreement and reduced the facility to $200,000,000 and revised most financial covenants effective for the first quarter of 2003. The agreement is collateralized by a substantial majority of the Company’s assets and contains restrictions that reduce the amount of available borrowing capacity by the amount of outstanding letters of credits and by amounts based on leverage limitation provisions and the level of eligible collateral. The agreement requires a periodic appraisal of the Company’s aircraft to re-measure the level of eligible collateral. An appraisal is in process and the Company estimates the results will support the $100,000,000, 7.35% senior notes, which are collateralized by the same processes, and letters of credit of approximately $50,000,000. Support for the remaining letters of credit outstanding as of March 31, 2003 of approximately $51,000,000 will require the pledge of additional collateral by July 15, 2003 (e.g. cash, cash equivalents or accounts receivable resulting from reduction of amounts sold through the accounts receivable securitization facility). The Company does not plan on pledging additional collateral to create available capacity under the agreement for general borrowing purposes. At March 31, 2003, no borrowings were outstanding under the agreement and the Company was in compliance with restrictive covenants including covenants requiring the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), leverage and debt service coverage ratios and required levels of liquidity. The agreement also restricts the Company from declaring or paying dividends on its common stock in excess of $2,000,000 during any calendar quarter. The agreement expires in June 2004.

NOTE D—FUEL HEDGE

In February 2003, the Company entered into a call option contract on heating oil to hedge a significant portion of its jet fuel requirements for a three-month period ending in June 2003. The derivative is accounted for as a hedge for accounting purposes with changes in fair value deferred until the hedged forecasted transaction occurs and is recognized in earnings. The fair value of the call option was $24,000 at March 31, 2003. In March 2003, a call option contract expired that covered most of the Company’s jet fuel consumption for the first quarter of 2003. No proceeds were received under this contract.

NOTE E—EARNINGS (LOSS) PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus common equivalent shares applicable to the assumed exercise of outstanding dilutive stock options and, when dilutive, the assumed conversion of the convertible senior notes.

Net earnings (loss) and average shares used in basic and diluted earnings per share calculations were as follows (in thousands except per share data):

	Three Months Ended March 31,
	2003	2002
NET EARNINGS (LOSS):	$(5,588)	$5,268
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic weighted average shares outstanding	48,445	48,253
Stock options	—	336

Diluted weighted average shares outstanding	48,445	48,589

EARNINGS (LOSS) PER SHARE:
Basic	$(0.12)	$0.11
Diluted	$(0.12)	$0.11

The above calculations of earnings (loss) per diluted share for the three months ended March 31, 2003 and 2002 exclude 4,565,000 and 2,106,000 respectively of common shares issuable under stock option plans because the options’ exercise price was greater than the average market price of the common shares, or the common stock equivalents were anti-dilutive. Additionally, the 6,413,985 common shares issuable upon conversion of the Company’s convertible senior notes were excluded from earnings per diluted share calculations because they were anti-dilutive for the three months ended March 31, 2003 and 2002.

NOTE F—STOCK-BASED EMPLOYEE COMPENSATION

The Company has elected to follow APB Opinion No. 25 in accounting for its stock option plans. No stock-based employee compensation expense was recorded in 2003 or 2002. Had stock-based employee compensation been measured under the fair value provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per basic and diluted share for the three-months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended March 31
	2003	2002
Net earnings (loss) as reported	$(5,588)	$5,268
Deduct: stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(1,089)	(999)

Pro forma	$(6,677)	$4,269

Earnings (loss) per basic and diluted share:
As reported	$(0.12)	$0.11
Pro forma	$(0.14)	$0.09

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

The following is a summary of key segment information (in thousands):

	Three Months Ended March 31,
	2003	2002
SEGMENT REVENUES:
Domestic	$744,395	$714,139
International	80,475	76,453

	$824,870	$790,592

SEGMENT EARNINGS (LOSS) FROM OPERATIONS:
Domestic	$(423)	$16,932
International	(1,732)	(1,739)

	$(2,155)	$15,193

NOTE H—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the following transactions and tax effects for the three-month periods ended March 31, 2003 and 2002, respectively (in thousands):

	Three Months Ended March 31, 2003
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
Unrealized securities losses arising during the period	$(186)	$72	$(114)
Unrealized gain on interest rate swap	441	(169)	272
Less: Reclassification adjustment for gain realized in net income	(446)	172	(274)

Net unrealized interest rate swap loss	(5)	3	(2)
Foreign currency translation adjustments	329	(127)	202
Fuel hedge option	(24)	9	(15)

Other comprehensive income	$114	$(43)	$71

	Three Months Ended March 31, 2002
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
Unrealized securities gains arising during the period	$679	$(262)	$417
Less: Reclassification adjustment for gains realized in net income	(1,656)	638	(1,018)

Net unrealized securities losses	(977)	376	(601)

Unrealized gain on interest rate swap	271	(104)	167
Add: Reclassification adjustment for loss realized in net income	385	(148)	237

Net unrealized interest rate swap gain	656	(252)	404

Foreign currency translation adjustments	(256)	99	(157)
Additional minimum pension liabilities	(1,729)	665	(1,064)

Other comprehensive loss	$(2,306)	$888	$(1,418)

NOTE I—MERGER WITH DHL

On March 25, 2003, Airborne, Inc. (Airborne) entered into a definitive merger agreement with DHL Worldwide Express B.V. (DHL) and Atlantis Acquisition Corporation, a wholly-owned indirect subsidiary of DHL (Atlantis). A copy of the merger agreement was included as an exhibit to a Form 8-K that Airborne filed with the SEC on April 4, 2003. Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained by ABX Air, Inc. (ABX) (Airborne’s wholly-owned subsidiary that provides domestic air cargo transportation service), (2) DHL will acquire the ground operations (including all operations currently conducted by Airborne Express, Inc., including its book of business, customer service, express and deferred services and products, and pick up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of common stock of ABX. Upon closing of the transaction, Airborne will operate as a wholly-owned indirect subsidiary of DHL, and ABX will become an independent public company wholly-owned by Airborne’s former shareholders (although under certain circumstances, in accordance with the merger agreement, DHL could purchase all of Airborne’s operations and Airborne shareholders would receive alternative consideration of $21.65 per share in cash). The transaction, which is subject to shareholder and regulatory approvals, is targeted to be completed in the third quarter of 2003.

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

Upon the separation of ABX from Airborne, ABX will be required to perform a cash flow recoverability test to determine the existence of a potential impairment as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under provisions of this statement, assuming an impairment charge is identified through this test, a company is required to record an impairment charge for the excess of the carrying amount of the long-lived asset group over its fair value. The Company anticipates, given the cash flows to be derived from the ACMI agreement coupled with the decline in market values for used aircraft and related equipment, that ABX will incur a significant impairment charge as a result of the separation. The Company estimates the charge and related reductions to historical property and equipment, spare parts inventories and other asset balances would have been $633,000,000 as of December 31, 2002, had the separation occurred as of that date. The charge ultimately recorded will depend on a number of factors that could occur before the separation date, including but not limited to, changes in the fair values of used aircraft and related equipment.

NOTE J—FEDERAL LEGISLATION COMPENSATION

The Company recorded a charge of $650,000 related to its filing in March 2003 with the Department of Transportation regarding the computation of compensation due the Company under the Air Transportation Safety and System Stabilization Act. The Company ultimately received $12,350,000 under the Act, and recorded the charge to recognize the difference between amounts received and amounts previously recorded in 2001.

NOTE K—NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for the Company’s fiscal year beginning on January 1, 2003, did not have a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force Issue 94-3, required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for the Company’s exit or disposal activities that are initiated on or after January 1, 2003. Implementation of this statement did not have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in the Company’s annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to follow the provisions of Accounting Principles Board (APB) Opinion No. 25 in accounting for the Company’s stock option plans until such time new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. The Company sells its receivables to a commercial paper conduit. Since the fair value of the Company’s receivables are less than half of the overall conduit’s assets, the Company does not have a variable interest in the conduit under this interpretation and therefore, no consolidation is required. This interpretation was effective for the Company on January 31, 2003 and did not have a material impact on its financial position, results or operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company enters into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on the Company’s financial position or results of operations.

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

Further, the agreement governing the Company’s accounts receivable securitization facility prohibits Airborne Credit, Inc. (“ACI”), the subsidiary of the Company that sells accounts receivable under that facility, from making any loans. The agreement generally allows ACI to pay dividends to the Company, so long as ACI maintains minimum net worth levels ($22.3 million as of March 31, 2003).

Except as described above, there are no contractual restrictions on the ability of the Company, AEI or any of the Guarantors to borrow money or receive dividends from any of their respective subsidiaries, or on the ability of such subsidiaries to make loans or pay dividends to their respective parents.

The following are consolidating condensed statements of operations of the Company for the three month period ended March 31, 2003 and 2002, the consolidating condensed balance sheets of the Company as of March 31, 2003 and December 31, 2002, and the consolidating condensed statements of cash flows for the three month periods ended March 31, 2003 and 2002:

Statement of Operations Information:

	Three months ended March 31, 2003
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(In thousands)
Revenues	$812,598	$—	$12,272	$—	$824,870
Operating expenses:
Transportation purchased	501,368	—	(235,832)	—	265,536
Station and ground operations	230,076	—	49,412	—	279,488
Flight operations and maintenance	103	—	142,614	(574)	142,143
General and administrative	52,699	522	19,730	41	72,992
Sales and marketing	21,607	—	167	—	21,774
Depreciation and amortization	10,298	—	34,066	78	44,442
Federal legislation compensation	650	—	—	—	650

	816,801	522	10,157	(455)	827,025
Earnings (loss) from operations	(4,203)	(522)	2,115	455	(2,155)
Other income (expense):
Interest income	1,096	—	—	—	1,096
Interest expense	(5,428)	—	(1,751)	—	(7,179)
Discount on sales of receivables	(775)	—	1	(285)	(1,059)
Other	(64)	—	—	—	(64)

Earnings (loss) before income taxes	(9,374)	(522)	365	170	(9,361)
Income tax (expense) benefit	3,890	183	(240)	(60)	3,773

Net earnings (loss)	$(5,484)	$(339)	$125	$110	$(5,588)

	Three months ended March 31, 2002
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(In thousands)
Revenues	$773,041	$—	$17,551	$—	$790,592
Operating expenses:
Transportation purchased	469,072	—	(220,041)	—	249,031
Station and ground operations	223,482	—	40,637	—	264,119
Flight operations and maintenance	(455)	—	126,435	(614)	125,366
General and administrative	44,789	271	20,388	38	65,486
Sales and marketing	22,076	—	200	—	22,276
Depreciation and amortization	11,813	—	37,225	83	49,121

	770,777	271	4,844	(493)	775,399
Earnings (loss) from operations	2,264	(271)	12,707	493	15,193
Other income (expense):
Interest income	808	—	—	—	808
Interest expense	(5,563)	(175)	(1,941)	—	(7,679)
Discount on sales of receivables	(965)	—	—	(340)	(1,305)
Other	1,896	—	—	—	1,896

Earnings (loss) before income taxes	(1,560)	(446)	10,766	153	8,913
Income tax (expense) benefit	166	156	(4,258)	291	(3,645)

Net earnings (loss)	$(1,394)	$(290)	$6,508	$444	$5,268

Balance Sheet Information:

March 31, 2003	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$323,423	$—	$171	$3,466	$—	$327,060
Restricted cash	51,430	—	—	—	—	51,430
Trade accounts receivable, less allowance	33,793	—	8,090	111,385	—	153,268
Spare parts and fuel inventory	—	—	33,641	4,598	—	38,239
Refundable income taxes	1,288	—	—	—	—	1,288
Deferred income tax assets	37,787	—	—	—	—	37,787
Prepaid expenses and other	21,983	—	13,209	274	—	35,466

Total current assets	469,704	—	55,111	119,723	—	644,538
Property and equipment, net	90,340	—	1,097,483	3,869	—	1,191,692
Intercompany advances	(29,244)	230,956	26,261	104,288	(332,261)	—
Other assets	28,781	225,300	8,368	10	(215,112)	47,347

Total assets	$559,581	$456,256	$1,187,223	$227,890	$(547,373)	$1,883,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,991	$—	$40,585	$4,311	$(56)	$147,831
Salaries, wages and related taxes	56,366	—	44,057	—	—	100,423
Accrued expenses	140,261	4,336	5,329	783	—	150,709
Current portion of long-term obligations	4,088	—	7,202	—	—	11,290

Total current liabilities	303,706	4,336	97,173	5,094	(56)	410,253
Long-term obligations	115,616	150,000	105,228	—	—	370,844
Intercompany liabilities	—	—	332,205	—	(332,205)	—
Deferred income tax liabilities	(15,184)	—	160,759	624	—	146,199
Postretirement liabilities	50,132	—	9,721	—	—	59,853
Other liabilities	64,011	—	—	—	—	64,011
Shareholders’ equity:
Common stock	1	51,680	(9)	120	(112)	51,680
Additional paid-in capital	—	309,491	(753)	215,753	(215,000)	309,491
Retained earnings	50,086	598	482,900	6,299	—	539,883
Accumulated other comprehensive loss	(8,787)	—	(1)	—	—	(8,788)
Treasury stock	—	(59,849)	—	—	—	(59,849)

Total shareholders’ equity	41,300	301,920	482,137	222,172	(215,112)	832,417

Total liabilities and shareholders’ equity	$559,581	$456,256	$1,187,223	$227,890	$(547,373)	$1,883,577

Balance Sheet Information:

December 31, 2002	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$338,517	$—	$73	$1,310	$—	$339,900
Restricted cash	36,333	—	—	—	—	36,333
Accounts receivable, less allowance	31,314	—	8,314	130,252	—	169,880
Spare parts and fuel inventory	—	—	33,600	2,623	—	36,223
Refundable income taxes	627	—	—	—	—	627
Deferred income tax assets	32,444	—	—	—	—	32,444
Prepaid expenses and other	16,494	—	14,647	263	—	31,404

Total current assets	455,729	—	56,634	134,448	—	646,811
Property and equipment, net	92,401	—	1,085,093	3,936	—	1,181,430
Intercompany advances	—	230,137	34,818	89,498	(354,453)	—
Other assets	31,565	225,532	8,850	10	(215,112)	50,845

Total assets	$579,695	$455,669	$1,185,395	$227,892	$(569,565)	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,826	$—	$50,934	$3,045	$(33)	$160,772
Salaries, wages and related taxes	57,507	—	37,074	—	—	94,581
Accrued expenses	123,972	2,181	5,678	913	—	132,744
Income taxes payable	4,912	—	—	—	—	4,912
Current portion of long-term obligations	3,306	—	7,066	—	—	10,372

Total current liabilities	296,523	2,181	100,752	3,958	(33)	403,381
Long-term obligations	113,014	150,000	107,077	—	—	370,091
Intercompany liabilities	39,652	—	314,768	—	(354,420)	—
Deferred income tax liabilities	(4,183)	—	149,972	532	—	146,321
Postretirement liabilities	27,567	—	32,153	—	—	59,720
Other liabilities	60,410	—	—	—	—	60,410
Shareholders’ equity:
Common stock	1	51,658	(9)	120	(112)	51,658
Additional paid-in capital	—	308,813	(753)	215,753	(215,000)	308,813
Retained earnings	55,570	2,875	481,435	7,529	—	547,409
Accumulated other comprehensive loss	(8,859)	—	—	—	—	(8,859)
Treasury stock	—	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	46,712	303,488	480,673	223,402	(215,112)	839,163

Total liabilities and shareholders’ equity	$579,695	$455,669	$1,185,395	$227,892	$(569,565)	$1,879,086

Statement of Cash Flows Information:

	Three months ended March 31, 2003
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(5,484)	$(339)	$125	$110	$(5,588)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	41,695	230	12,355	138	54,418
Change in current assets and liabilities	(50,177)	1,521	35,786	1,919	(10,951)

Net cash provided (used) by operating activities	(13,966)	1,412	48,266	2,167	37,879
INVESTING ACTIVITIES:
Net cash used by investing activities	(476)	—	(46,455)	(11)	(46,942)
FINANCING ACTIVITIES:
Net cash used by financing activities	(651)	(1,412)	(1,714)	—	(3,777)

Net increase (decrease) in cash and cash equivalents	(15,093)	—	97	2,156	(12,840)
Cash and cash equivalents at January 1, 2003	338,516	—	74	1,310	339,900

Cash and cash equivalents at March 31, 2003	$323,423	$—	$171	$3,466	$327,060

	Three months ended March 31, 2002
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(1,394)	$(290)	$6,508	$444	$5,268
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	48,379	(4,895)	23,234	(208)	66,510
Change in current assets and liabilities	157,671	(144,992)	(798)	(8,577)	3,304

Net cash provided (used) by operating activities	204,656	(150,177)	28,944	(8,341)	75,082
INVESTING ACTIVITIES:
Net cash used by investing activities	(185)	—	(27,235)	—	(27,420)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(4,630)	150,177	(1,544)	—	144,003

Net increase (decrease) in cash and cash equivalents	199,841	—	165	(8,341)	191,665
Cash and cash equivalents at January 1, 2002	191,629	—	607	9,264	201,500

Cash and cash equivalents at March 31, 2002	$391,470	$—	$772	$923	$393,165

NOTE M—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

In connection with the issuance of $150 million of 5.75% Convertible Senior Notes due April 2007 (“Notes”), the Company and certain subsidiaries (collectively, “Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are AEI, ABX, SKY, WAP, FTZ, Aviation Fuel, Inc. (“AFI”) and Sound Suppression, Inc. (“SSI”). AFI purchases and sells aviation and other fuels. SSI is holder of certain aircraft equipment patents. A description of the operating activities of the other guarantors and their relationship to the Company is contained in Note L. Note L also contains a description of the intercompany loan and dividend restrictions that apply to the Company and its subsidiaries.

The following are consolidating condensed statements of operations of the Company for the three-month periods ended March 31, 2003 and 2002, the consolidating condensed balance sheets of the Company as of March 31, 2003 and December 31, 2002, and the consolidating condensed statements of cash flows for the three-month period ended March 31, 2003 and 2002. A description regarding the basis of presenting these statements is contained in Note L.

Statement of Operations Information:

	Three months ended March 31, 2003
	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated
	(In thousands)
Revenues	$—	$824,870	$—	$824,870
Operating expenses:
Transportation purchased	—	265,536	—	265,536
Station and ground operations	—	279,488	—	279,488
Flight operations and maintenance	—	142,143	—	142,143
General and administrative	522	72,470	—	72,992
Sales and marketing	—	21,774	—	21,774
Depreciation and amortization	—	44,442	—	44,442
Federal legislation compensation	—	650	—	650

	522	826,503	—	827,025

Loss from operations	(522)	(1,633)	—	(2,155)
Other income:
Interest income	—	1,096	—	1,096
Interest expense	—	(7,179)	—	(7,179)
Discount on sales of receivables	—	(774)	(285)	(1,059)
Other	—	(64)	—	(64)

Loss before income taxes	(522)	(8,554)	(285)	(9,361)
Income tax (expense) benefit	183	3,490	100	3,773

Net earnings (loss)	$(339)	$(5,064)	$(185)	$(5,588)

	Three months ended March 31, 2002
	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated
	(In thousands)
Revenues	$—	$790,592	$—	$790,592
Operating expenses:
Transportation purchased	—	249,031	—	249,031
Station and ground operations	—	264,119	—	264,119
Flight operations and maintenance	—	125,366	—	125,366
General and administrative	271	65,215	—	65,486
Sales and marketing	—	22,276	—	22,276
Depreciation and amortization	—	49,121	—	49,121

	271	775,128	—	775,399

Loss from operations	(271)	15,464	—	15,193
Other income (expense):
Interest income	—	808	—	808
Interest expense	(175)	(7,504)	—	(7,679)
Discounts on sales of receivables	—	(965)	(340)	(1,305)
Other	—	1,896	—	1,896

Earnings (loss) before income taxes	(446)	9,699	(340)	8,913
Income tax (expense) benefit	156	(3,920)	119	(3,645)

Net earnings (loss)	$(290)	$5,779	$(221)	$5,268

Balance Sheet Information:

March 31, 2003	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$323,454	$3,606	$—	$327,060
Restricted cash	—	51,430	—	—	51,430
Trade accounts receivable, less allowance	—	41,903	111,365	—	153,268
Spare parts and fuel inventory	—	38,239	—	—	38,239
Refundable income taxes	—	1,288	—	—	1,288
Deferred income tax assets	—	37,787	—	—	37,787
Prepaid expenses and other	—	35,286	180	—	35,466

Total current assets	—	529,387	115,151	—	644,538
Property and equipment, net	—	1,191,692	—	—	1,191,692
Intercompany advances	230,956	(283)	101,588	(332,261)	—
Other assets	225,300	37,159	—	(215,112)	47,347

Total assets	$456,256	$1,757,955	$216,739	$(547,373)	$1,883,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$147,887	$—	$(56)	$147,831
Salaries, wages and related taxes	—	100,423	—	—	100,423
Accrued expenses	4,336	145,806	567	—	150,709
Current portion of long-term obligations	—	11,290	—	—	11,290

Total current liabilities	4,336	405,406	567	(56)	410,253
Long-term obligations	150,000	220,844	—	—	370,844
Intercompany liabilities	—	332,205	—	(332,205)	—
Deferred income tax liabilities	—	146,199	—	—	146,199
Postretirement liabilities	—	59,853	—	—	59,853
Other liabilities	—	64,011	—	—	64,011
Shareholders’ equity:
Common stock	51,680	102	10	(112)	51,680
Additional paid-in capital	309,491	—	215,000	(215,000)	309,491
Retained earnings	598	538,123	1,162	—	539,883
Accumulated other comprehensive loss	—	(8,788)	—	—	(8,788)
Treasury stock	(59,849)	—	—	—	(59,849)

Total shareholders’ equity	301,920	529,437	216,172	(215,112)	832,417

Total liabilities and shareholders’ equity	$456,256	$1,757,955	$216,739	$(547,373)	$1,883,577

Balance Sheet Information:

December 31, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$338,550	$1,350	$—	$339,900
Restricted cash	—	36,333	—	—	36,333
Trade accounts receivable, less allowance	—	39,655	130,225	—	169,880
Spare parts and fuel inventory	—	36,223	—	—	36,223
Refundable income taxes	—	627	—	—	627
Deferred income tax assets	—	32,444	—	—	32,444
Prepaid expenses and other	—	31,176	228	—	31,404

Total current assets	—	515,008	131,803	—	646,811
Property and equipment, net	—	1,181,430	—	—	1,181,430
Intercompany advances	230,137	(500)	85,164	(314,801)	—
Other assets	225,532	40,425	—	(215,112)	50,845

Total assets	$455,669	$1,736,363	$216,967	$(529,913)	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$160,805	$—	$(33)	$160,772
Salaries, wages and related taxes	—	94,581	—	—	94,581
Accrued expenses	2,181	129,953	610	—	132,744
Income taxes payable	—	4,912	—	—	4,912
Current portion of long-term obligations	—	10,372	—	—	10,372

Total current liabilities	2,181	400,623	610	(33)	403,381
Long-term obligations	150,000	220,091	—	—	370,091
Intercompany liabilities	—	314,768	—	(314,768)	—
Deferred income tax liabilities	—	146,321	—	—	146,321
Postretirement liabilities	—	59,720	—	—	59,720
Other liabilities	—	60,410	—	—	60,410
Shareholders’ equity:
Common stock	51,658	102	10	(112)	51,658
Additional paid-in capital	308,813	—	215,000	(215,000)	308,813
Retained earnings	2,875	543,187	1,347	—	547,409
Accumulated other comprehensive loss	—	(8,859)	—	—	(8,859)
Treasury stock	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	303,488	534,430	216,357	(215,112)	839,163

Total liabilities and shareholders’ equity	$455,669	$1,736,363	$216,967	$(529,913)	$1,879,086

Statements of Cash Flows Information:

	Three months ended March 31, 2003
	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated
	(In thousands)
Operating Activities:
Net loss	$(339)	$(5,064)	$(185)	$(5,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash operating activities	231	54,287	(100)	54,418
Change in current assets and liabilities	1,521	(15,013)	2,541	(10,951)

Net cash provided (used) by operating activities	1,413	34,210	2,256	37,879

Investing Activities:
Net cash used by investing activities	—	(46,942)	—	(46,942)

Financing Activities:
Net cash used by financing activities	(1,413)	(2,364)	—	(3,777)

Net increase (decrease) in cash	—	(15,096)	2,256	(12,840)
Cash and cash equivalents at January 1, 2003	—	338,550	1,350	339,900

Cash and cash equivalents at March 31, 2003	$—	$323,454	$3,606	$327,060

	Three months ended March 31, 2002
	Airborne, Inc.	Guarantors	Non-guarantors	Consolidated
	(In thousands)
Operating Activities:
Net earnings (loss)	$(290)	$5,779	$(221)	$5,268
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash operating activities	(4,895)	71,524	(119)	66,510
Change in current assets and liabilities	(144,992)	156,132	(7,836)	3,304

Net cash provided (used) by operating activities	(150,177)	233,435	(8,176)	75,082

Investing Activities:
Net cash used by investing activities	—	(27,420)	—	(27,420)

Financing Activities:
Net cash provided (used) by financing activities	150,177	(6,174)	—	144,003

Net increase (decrease) in cash	—	199,841	(8,176)	191,665
Cash and cash equivalents at January 1, 2002	—	191,664	9,836	201,500

Cash and cash equivalents at March 31, 2002	$—	$391,505	$1,660	$393,165

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We had a net loss in the first quarter of 2003 of $5.6 million, or $.12 per share, compared to net earnings of $5.3 million or $.11 per share in the first quarter of 2002. The results for the first quarter of 2003 reflect continued weak core shipment volumes due to a difficult economic environment and higher operating costs due to escalating fuel costs, expenses associated with our announced merger with DHL, and costs related to the adverse winter weather conditions. Also, as anticipated, corporate costs related to pension and employee healthcare were significantly higher in the first quarter of 2003 than in the first quarter of 2002.

The results for the first quarter of 2003 include a non-recurring charge of $650,000, or $.01 per share after tax, related to our filing with the Department of Transportation regarding the computation of compensation due the Company under the Air Transportation Safety and System Stabilization Act. This charge reflects the difference between the $12.3 million we ultimately received under the Act, and amounts previously recorded in 2001. Results for the first quarter of 2002 included a non-recurring credit of $1.7 million, or $.02 per share after-tax, related to a gain on the sale of securities.

The following table is an overview of our shipments, revenue and weight trends for the quarters indicated:

	Three Months Ended March 31		Change
	2003	2002
	(in thousands)
Shipments:
Domestic
Overnight	37,311	39,917	–6.5%
Next Afternoon Service	12,180	13,185	–7.6%
Second Day Service	16,187	18,323	–11.7%
Ground Delivery Service	13,854	5,790	139.3%
airborne@home	6,494	5,866	9.7%

Total Domestic	86,026	83,081	3.5%

International
Express	1,318	1,330	–.09%
Freight	69	87	–20.7%

Total International	1,387	1,417	–2.1%

Total Shipments	87,413	84,498	3.4%

Average Pounds per Shipment:
Domestic	5.09	4.44	14.6%
International	56.33	55.43	1.6%

Average Revenue per Pound:
Domestic	$1.68	$1.88	–10.6%
International	$1.01	$0.95	6.3%

Average Revenue per Shipment:
Domestic	$8.63	$8.55	1.2%
International	$58.02	$53.95	7.5%

Total revenues increased 4.3% to $824.9 million in the first quarter of 2003 compared to revenues of $790.6 million in the first quarter of 2002. Shipment volumes increased 3.4% to 87.4 million in the first quarter compared to 84.5 million in the same quarter a year ago. There were the same number of operating days in the first quarter of 2003 as were in the first quarter of 2002. Domestic revenues increased 4.2% to $744.4 million in the first quarter of 2003 compared to $714.1 million in the first quarter of 2002. Revenue per shipment of our core air express products has experienced improvement over the past year, increasing to $9.48 in the first quarter of 2003 compared to $8.86 in the same quarter a year ago. Core express products include our Overnight, Next Afternoon (NAS) and Second Day (SDS) services. Average revenue per shipment for all products was $8.63 in the first quarter of 2003 to compared $8.55 in the first quarter of 2002. The improvement in core product and average revenues per shipment are due to rate and fee actions we have taken as well as increased fuel surcharge rates. In addition to several new ancillary fees, which we added in late 2002, in January 2003 we took additional fee actions and increased rates for most domestic and international services commensurate with rate increases announced by other major carriers.

Domestic revenues include fuel surcharge revenues that are used to help offset the historically high prices of fuel affecting our air and surface operations. We have increased our fuel surcharges since the price of fuel has increased significantly during the latter part of 2002 and through the first quarter of 2003 as a result of the conflicts in the Middle East. The fuel surcharge had been increased to 4.3% on core express products and 1.3% on deferred products in November 2002 from surcharges of 2.9% and 1.0%, respectively, which were in effect prior to the increase and for the majority of the first quarter of 2002. In early March 2003, the fuel surcharge was increased to 5.1% on core express products and 1.8% on deferred products and further increased to 5.5% and 2.0%, respectively, beginning early April 2003. We continue to monitor fuel cost trends and will make changes to the surcharges as warranted.

Domestic shipments increased 3.5% to 86.0 million in the first quarter of 2003 compared to 83.1 million in the first quarter of 2002. The shipment growth is due to expansion of our deferred Ground Delivery Service (GDS) and airborne@home products. GDS growth has been strong since its introduction in April 2001, producing 13.9 million shipments in the first quarter of 2003 compared to 5.8 million shipments in the first quarter of 2002. Having achieved a higher level of GDS volume, we are focused on achieving a more balanced approach of yield management and volume growth. Our airborne@home product grew 10.7% to 6.5 million shipments in the first quarter of 2003 compared to 5.9 million shipments in last year’s first quarter. The airborne@home service is intended to capture primarily business-to-consumer shipments from e-commerce and catalog fulfillment providers and utilizes an arrangement with the U.S. Postal Service to provide final delivery of the product.

Our core express shipment volumes, which comprised 76.3% of our domestic shipment volumes in the first quarter of 2003, declined 8.0% to 65.7 million shipments compared to 71.4 million shipments in the first quarter of 2002. We believe the decline is due to the difficult economic environment, in which customers tend to shift their business to lower yielding express and deferred services. Higher yielding Overnight shipments decreased 6.5% in the first quarter of 2003 compared to a decline of 12.6% in the first quarter of 2002. NAS shipment volumes decreased 7.6% in this year’s first quarter compared to 1.8% in the same quarter of 2002. SDS shipment volumes declined 11.7% compared to a decline of 3.6% in the first quarter of 2002.

International revenues increased 5.3% in the first quarter of 2003 to $80.5 million compared to $76.5 million in the first quarter of 2002. Total international shipments decreased 2.1% to 1.4 million shipments in this year’s first quarter compared to an increase of 4.9% in the first quarter of 2002. Our lower-yielding, small package international express shipments declined 0.9% in the first quarter compared to a decline of 16.9% in the same period of 2002. The higher yielding, heavyweight international freight shipments declined 20.7% in the first quarter of 2003 compared to a 14.7% decline a year ago. The international segment had a loss from operations of $1.7 million in the first quarter of 2003, the same as reported in the first quarter of 2002.

Operating expense per shipment increased 3.1% to $9.46 in the first quarter of 2003 compared to $9.18 in the first quarter of 2002 and $9.23 for the full year of 2002. While we continue to aggressively manage our costs and improve labor productivity, increases in fuel, employee healthcare and pension costs coupled with our merger-related costs and higher costs due to adverse weather resulted in higher costs measured on a per shipment basis in the first quarter of 2003 compared to the same period in 2002. Labor productivity, as measured by shipments handled per paid employee hour, improved 3.7% compared to an improvement of 3.9% in the first quarter of 2002.

Transportation purchased as a percentage of revenues increased to 32.2% in the first quarter of 2003 as compared to 31.5% in the same period a year ago. Total transportation purchased expense increased 6.6% in the first quarter compared to last year. The increase in costs as a percentage of revenues in the first quarter of 2003 was due to incremental costs associated with higher GDS and airborne@home shipment volumes. Pickup and delivery costs paid to independent contractors and surface linehaul costs increased due to the higher volumes of deferred service shipments. International airline costs also increased in the first quarter of 2003 due to additional weight transported.

Station and ground expense as a percentage of revenues was 33.9% in this year’s first quarter compared to 33.4% in the first quarter of 2002. Total station and ground expense increased 5.8% in the first quarter of 2003 compared to a year ago. The cost increases in this category include additional wage and benefit costs and costs incurred to service deferred shipment growth. Additionally, the adverse winter weather, particularly in the Midwest and Northeast, had negative effects on shipment volumes and labor productivity and added an estimated $2.9 million to our facilities costs over levels incurred in the first quarter of 2002. Despite the weather disruptions, cost increases were partially offset by improvements in labor productivity.

Flight operations and maintenance expense as a percentage of revenues was 17.2% in the first quarter of 2003 compared to 15.9% in the first quarter of 2002. This category of expense increased 13.4% in the first quarter of 2003 compared to a year ago due primarily to higher jet fuel prices and aircraft deicing costs compared to the same period in 2002. The average aviation fuel price per gallon was $1.12 in the first quarter of 2003 compared to $.71 and $.93 in the first and fourth quarters of 2002, respectively. Fuel prices peaked at $1.21 in March 2003 and declined somewhat in April 2003 to $1.04 per gallon. To mitigate potential exposure from extreme price increases in jet fuel, we have entered into call option contracts on heating oil to hedge a significant portion of our projected jet fuel requirements. In March 2003, a contract expired that covered most of our consumption for the first quarter of 2003. No proceeds were received under this contract. In February 2003, we entered into a contract for the three-month period extending through June 2003. This contract would mitigate exposure on most of our consumption if prices were to rise above $1.26 per gallon. Aviation fuel consumption decreased 4.8% in the first quarter to 36.5 million gallons compared to a decrease of 12.0% in the first quarter of 2002. The decrease in consumption was primarily due to the reduction and combination of certain flight segments and the placement of three 767 aircraft in service since the first quarter of 2002, which allowed less fuel efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service. Flight operations and maintenance expense was negatively impacted by the adverse winter weather, which caused deicing costs, among other cost increases, to increase $1.7 million in the first quarter of 2003 compared to the first quarter of 2002. Aircraft maintenance expenses were 5.7% of revenues in the first quarter of 2003 compared to 5.8% in the first quarter of 2002.

General and administrative expense as a percentage of revenues was 8.8% in the first quarter of 2003 compared to 8.3% the first quarter of 2002. Total general and administrative costs increased 11.4% in the first quarter of 2003 compared to the first quarter of 2002. Included in this category of expense in the first quarter was approximately $6.0 million for legal and professional expenses incurred due to our proposed merger with DHL. Also included in general and administrative expenses were increases of $2.7 million in pension expense associated with our Company-sponsored defined benefit pension plans. As expected, pension costs increased due to market-driven events, including negative investment returns on plan assets and lower discount rates applied to future pension obligations. These increased costs were partially offset by a $2.6 million insurance recovery related to the disruption of our New York operations after the events of September 11, 2001.

Employee healthcare costs increased $5.0 million in the first quarter of 2003 over levels incurred in the first quarter of 2002. The increase in costs is due primarily to higher utilization of plan benefits and general healthcare industry cost trends. These costs are included in the station and ground, flight operations and maintenance, general and administrative and sales and marketing expense categories.

Sales and marketing expenses as a percentage of revenues decreased to 2.6% in the first quarter of 2003 compared to 2.8% in the first quarter of 2002. Lower packaging expenses resulted in a 2.3% decline in this category of expense in comparison to the first quarter of 2002.

Depreciation and amortization expense totaled 5.4% of revenues in the first quarter of 2003 and 6.2% in the first quarter of 2002. Depreciation and amortization expense decreased 9.5% in the first quarter of 2003 compared to the same period in 2002 due to relatively lower levels of capital expenditures made over the past several years coupled with the timing of certain aircraft assets becoming fully depreciated.

Interest income increased to $1.1 million in the first quarter of 2003 compared to $.8 million in the first quarter of 2002. The increase in interest income is due primarily to higher average levels of cash equivalent short-term investments resulting from liquidity actions we have taken over the last year.

Interest expense decreased in the first quarter of 2003 compared to the same period a year ago due to higher levels of capitalized interest and lower average interest rates. There was no interest capitalized during the first quarter of 2002 compared to $.3 million of capitalized interest in the first quarter of 2003 on the acquisition and modification of 767 aircraft.

Discounts on the sales of receivables associated with recording the obligation to fund the purchaser’s costs under our accounts receivable securitization facility were $1.1 million in the first quarter of 2003 compared to $1.3 million in the first quarter of 2002. The decrease in cost is due to lower discounts on amounts sold as a result of the lower interest rate environment. Because of the sales recognition treatment associated with these securitization transactions, the cost is recorded separate from interest expense.

Included in other income in the first quarter of 2002 was a non-recurring gain of $1.7 million from the sale of an equity interest in one of our international agents.

Our effective tax benefit rate of 40.3% in the first quarter of 2002 compares to a tax expense rate of 40.9% in the first quarter of 2003.

Merger with DHL

On March 25, 2003, we entered into a definitive merger agreement with DHL Worldwide Express B.V. (DHL) and Atlantis Acquisition Corporation, a wholly-owned indirect subsidiary of DHL (Atlantis). A copy of the merger agreement was included as an exhibit to a Form 8-K that we filed with the SEC on April 4, 2003. Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained by ABX Air, Inc. (ABX) (our wholly-owned subsidiary that provides us with domestic air cargo transportation service), (2) DHL will acquire the ground operations (including all operations currently conducted by Airborne Express, Inc., including its book of business, customer service, express and deferred services and products, and pick up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of common stock of ABX. Upon closing of the transaction, Airborne will operate as an indirect wholly-owned subsidiary of DHL, and ABX will become an independent public company wholly-owned by Airborne’s former shareholders (although under certain circumstances, in accordance with the merger agreement, DHL could purchase all of Airborne’s operations and Airborne shareholders would receive alternative consideration of $21.65 per share in cash). The transaction, which is subject to shareholder and regulatory approvals, is targeted to be completed in the third quarter of 2003.

Upon closing of the transaction, the net assets of the ground portion of ABX (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices) will be transferred to Airborne as part of the ground operations to be merged with Atlantis. Additionally, in connection with the transaction, ABX will enter into a number of commercial agreements with Airborne, including an ACMI (aircraft, crew, maintenance and insurance) agreement and a hub services agreement.

Upon the separation of ABX from Airborne, ABX will be required to perform a cash flow recoverability test to determine the existence of a potential impairment as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under provisions of this statement, assuming an impairment charge is identified through this test, a company is required to record an impairment charge for the excess of the carrying amount of the long-lived asset group over its fair value. We anticipate, given the cash flows to be derived from the ACMI agreement coupled with the decline in market values for used aircraft and related equipment, that ABX will incur a significant impairment charge as a result of the separation. We estimate the charge and related reductions to historical property and equipment, spare parts inventories and other asset balances would have been $633 million as of December 31, 2002, had the separation occurred as of that date. The charge ultimately recorded will depend on a number of factors that could occur before the separation date, including but not limited to, changes in the fair values of used aircraft and related equipment.

Outlook

The performance of the U.S. and global economies will have an impact on our operating results for the balance of 2003 and beyond. As the economy does not appear to be showing signs of sustained growth, we are cautious regarding the prospects of shipment growth in our core air express products. While we expect 2003 will show overall shipment growth, these increases will come from our deferred products as we anticipate our core air express volumes will decline on a year-over-year basis, including declines in the second quarter of 2003. We are targeting 220,000 to 230,000 GDS shipments per day and 100,000 to 110,000 airborne@home shipments per day in the second quarter.

We expect continued operating performance pressure in 2003 from higher operating costs, due in part to higher GDS shipment volumes, increased pension and employee healthcare costs, and higher fuel expenses. The level of legal and professional expenses in 2003 are expected to remain higher than in 2002 due to ongoing work related to the DHL transaction. Fuel prices, while having abated some from the March 2003 level, will likely remain higher than levels experienced in the second quarter of 2002. While the increased fuel surcharge revenues should help mitigate the increase in fuel costs, it may be difficult to completely offset incremental fuel costs compared to last year.

Financial Condition, Liquidity and Capital Resources

Our operating cash flow is a major source of liquidity. Cash provided by operating activities was $37.9 million in the first quarter of 2003 compared to $75.1 million in the first quarter in 2002. The decline in cash provided by operating activities was due primarily to lower operating performance coupled with increases in restricted cash. Cash and cash equivalents were $378.5 million and $376.2 million as of March 31, 2003 and December 31, 2002, respectively. Included in these cash and cash equivalent totals are restricted cash balances, which are restricted from general use and held in insurance trusts to support a portion of outstanding self-insured casualty liabilities, including workers’ compensation, automobile and general liability coverages. Restricted cash balances were $51.4 million and $36.3 million as of March 31, 2003 and December 31, 2003. There were no restricted cash balances at March 31, 2003.

Capital expenditures and financing associated with those expenditures are significant factors that affect our financial condition. During the first quarter of 2003, capital expenditures, net of dispositions, were $50.2 million compared to $27.2 million in the first quarter of 2002. A significant portion of our capital expenditures relates to the acquisition and modification of aircraft and related flight equipment. In the first quarter of 2003, we took delivery of two 767 aircraft compared to one 767 delivery in the first quarter of 2002. We anticipate taking delivery of three 767 aircraft in 2003, the same number of aircraft deliveries as in 2002. Our level of capital spending for 2003 is anticipated to be $150.0 million, an increase of $41.6 million over 2002 spending of $108.4 million. The increase in capital spending is primarily the result of sort facility expansion and improvement as well as technology investments. In addition to our capital expenditures, we financed $4.2 million in vehicles and shipment scanning equipment through operating and capital leases in the first quarter of 2003 compared to $2.8 million in the first quarter of 2002.

In addition to our existing cash and cash equivalent reserves, we had eligible receivables as of March 31, 2003 to support an additional $50 million of sales proceeds under our accounts receivable securitization facility. The facility is accounted for as a sale of assets and, accordingly, receivables sold and the amounts outstanding are not reflected on the consolidated balance sheet. At March 31, 2003 and December 31, 2002 we had received $200 million in sales proceeds under the facility.

As of March 31, 2003 we had a revolving bank credit agreement that provided for a total commitment of $275 million. In April 2003, we amended this agreement and reduced the facility to $200 million and revised most financial covenants effective for the first quarter of 2003. The agreement is collateralized by a substantial majority of our assets and contains restrictions that reduce the amount of available borrowing capacity by the amount of outstanding letters of credit and by amounts based on leverage limitation provisions and the level of eligible collateral. The agreement requires a periodic appraisal of our aircraft to re-measure the level of eligible collateral. An appraisal is in process and we estimate the results will support the $100 million, 7.35% senior notes, which are collateralized by the same processes, and outstanding letters of credit of approximately $50 million under the revolving credit facility. Support for the remaining $51 million of outstanding letters of credit will require the pledge of additional collateral by July 15, 2003 (e.g. cash, cash equivalents or accounts receivable resulting from reduction of amounts sold through the accounts receivable sercuritization facility). We do not plan on pledging additional collateral to create available capacity under the agreement for general borrowing purposes.

In our opinion, existing cash and cash equivalents coupled with anticipated cash flow from operations and available capacity under the accounts receivable securitization facility should provide adequate flexibility for financing operations and capital expenditures in 2003.

While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for 2003, certain circumstances could arise that would materially affect liquidity. Cash flows from operations could be affected by continued deterioration in core shipment volumes caused by a continued slow economy, further geopolitical conflicts or terrorist attacks, or our inability to successfully implement sales growth initiatives in a cost effective manner. Operating results could also be negatively impacted by prolonged labor disputes or changes in our cost structure from areas such as a significant rise in fuel prices. Weakening operating performance also could result in our inability to remain in compliance with financial covenants contained in our bank credit and accounts receivable securitization agreements, thereby reducing liquidity sources and potentially requiring the further restriction of cash to support outstanding letters of credit. Lower revenues could also cause amounts currently drawn under the securitization facility to be reduced.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in the Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting polices and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative polices or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, postretirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, useful lives and impairments of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

We continually evaluate the useful lives and fair values of our property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of factors, such as a determination that excess capacity exists in our air or ground networks, or changes in regulations grounding the use of our aircraft. When an asset is considered impaired the asset is adjusted to its fair value.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for our fiscal year beginning on January 1, 2003, did not have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force Issue 94-3, required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for our exit or disposal activities that are initiated on or after January 1, 2003. Implementation of this statement did not have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in our annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We currently plan to follow the provisions of Accounting Principles Board (APB) Opinion No. 25 in accounting for our stock option plans until such time new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. We sell our receivables to a commercial paper conduit. Since the fair value of our receivables are less than half of the overall conduit’s assets, we do not have a variable interest in the conduit under this interpretation and therefore, no consolidation is required. This interpretation was effective for us on January 31, 2003 and did not have a material impact on our financial position, results or operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments we enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b)	Evaluation of Disclosure Controls and Procedures

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

(b) Reports on Form 8-K –

On February 4, 2003, the Company filed a Form 8-K to announce that the Board of Directors voted to amend the Company’s bylaws so that each class of directors elected subsequent to the 2003 annual meeting of shareholders will have a term of one year. The amended and restated bylaws and a press release announcing the action were filed as exhibits thereto.

On March 24, 2003, the Company filed a Form 8-K to furnish a press release that confirmed it was in discussions with DHL Worldwide Express regarding a potential transaction in which DHL would acquire Airborne’s ground operations for cash at a premium to Airborne’s current stock price. As part of the transaction, Airborne’s air operations would become an independent public company that would continue to be wholly owned by Airborne’s current shareholders.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AIRBORNE, INC.
Registrant

Date: 5/15/03	/s/ CARL D. DONAWAY
Carl D. Donaway Chairman and Chief Executive Officer

Date: 5/15/03	/s/ LANNY H. MICHAEL
Lanny H. Michael Executive Vice President and Chief Financial Officer

Date: 5/15/03	/s/ ROBERT T. CHRISTENSEN
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ CARL D. DONAWAY
Carl D. Donaway Chairman and Chief Executive Officer

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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ LANNY H. MICHAEL
Lanny H. Michael Chief Financial Officer and Executive Vice President