Form 10-Q
period 2003-06-30
AIRBORNE INC /DE/
filed 2003-08-08
CIK 3000

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Common Stock, par value $1 per share
Outstanding (net of 3,228,526 treasury shares) as of June 30, 2003	48,797,991 shares

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report or in “Risk Factors” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2002 or in “Risk Factors” contained in the Form S-4 (333-105137), as amended of ABX Air, Inc., filed with the Securities and Exchange Commission on July 11, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
REVENUES:
Domestic	$743,421	$721,385	$1,487,816	$1,435,524
International	83,659	90,538	164,134	166,991

	827,080	811,923	1,651,950	1,602,515
OPERATING EXPENSES:
Transportation purchased	265,954	267,368	531,490	516,399
Station and ground operations	275,918	265,957	555,406	530,076
Flight operations and maintenance	133,059	132,531	275,202	257,897
General and administrative	73,648	66,709	146,640	132,195
Sales and marketing	21,522	23,492	43,296	45,768
Depreciation and amortization	44,595	46,731	89,037	95,852
Federal legislation compensation	—	—	650	—

	814,696	802,788	1,641,721	1,578,187

EARNINGS FROM OPERATIONS	12,384	9,135	10,229	24,328
OTHER INCOME (EXPENSE):
Interest income	1,171	1,506	2,267	2,314
Interest expense	(6,757)	(8,991)	(13,936)	(16,670)
Discount on sales of receivables	(1,019)	(885)	(2,078)	(2,190)
Other	422	407	358	2,303

EARNINGS (LOSS) BEFORE INCOME TAXES	6,201	1,172	(3,160)	10,085
INCOME TAX (EXPENSE) BENEFIT	(2,448)	(715)	1,325	(4,360)

NET EARNINGS (LOSS)	$3,753	$457	$(1,835)	$5,725

NET EARNINGS (LOSS) PER SHARE:
BASIC	$0.08	$0.01	$(0.04)	$0.12

DILUTED	$0.08	$0.01	$(0.04)	$0.12

DIVIDENDS PER SHARE	$0.04	$0.04	$0.08	$0.08

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30 2003	December 31 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$361,786	$339,900
Restricted cash	61,570	36,333
Accounts receivable, less allowance of $14,659 and $13,616	140,461	169,880
Spare parts and fuel inventory	37,578	36,223
Refundable income taxes	322	627
Deferred income tax assets	39,517	32,444
Prepaid expenses and other	35,769	31,404

TOTAL CURRENT ASSETS	677,003	646,811
PROPERTY AND EQUIPMENT, NET	1,163,827	1,181,430
EQUIPMENT DEPOSITS AND OTHER ASSETS	48,934	50,845

TOTAL ASSETS	$1,889,764	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$144,118	$160,772
Salaries, wages and related taxes	91,191	94,581
Accrued expenses	150,082	132,744
Income taxes payable	1,667	4,912
Current portion of long-term obligations	11,929	10,372

TOTAL CURRENT LIABILITIES	398,987	403,381

LONG-TERM OBLIGATIONS	369,985	370,091
DEFERRED INCOME TAX LIABILITIES	147,224	146,321
POSTRETIREMENT LIABILITIES	68,269	59,720
OTHER LIABILITIES	65,787	60,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, without par value—Authorized 6,000,000 shares, no shares issued
Common stock, par value $1 per share—Authorized 120,000,000 shares Issued 52,026,517 and 51,657,886 shares	52,027	51,658
Additional paid-in capital	314,109	308,813
Retained earnings	541,686	547,409
Accumulated other comprehensive income	(8,461)	(8,859)

	899,361	899,021
Treasury stock, 3,228,526 and 3,234,526 shares, at cost	(59,849)	(59,858)

	839,512	839,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,889,764	$1,879,086

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30
	2003	2002
OPERATING ACTIVITIES:
Net earnings (loss)	$(1,835)	$5,725
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	89,037	95,852
Deferred income taxes	(6,170)	833
Postretirement obligations	22,049	23,499
Casualty insurance	4,158	6,898
Other	142	(778)
Change in assets and liabilities, net of effects of business acquisition:
Reduction in receivables sold	—	(100,000)
Restricted cash	(25,237)	—
Accounts receivable	29,419	6,850
Inventory and prepaid expenses	(5,720)	(3,845)
Refundable income taxes	305	26,644
Accounts payable	(16,654)	(3,089)
Accrued expenses, salaries and taxes payable	(2,408)	(3,704)

NET CASH PROVIDED BY OPERATING ACTIVITIES	87,086	54,885

INVESTING ACTIVITIES:
Additions to property and equipment	(61,916)	(57,694)
Proceeds from sale of securities	—	3,778
Cash acquired in business acquisition, net of purchase price paid	—	1,027
Other	232	(6,533)

NET CASH USED BY INVESTING ACTIVITIES	(61,684)	(59,422)

FINANCING ACTIVITIES:
Issuance of debt, net of issuance costs	—	145,125
Principal payments on long-term obligations	(5,302)	(3,753)
Dividends paid	(3,888)	(3,864)
Exercise of stock options	5,674	3,834
Shareholder rights redemption	—	(242)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,516)	141,100

NET INCREASE IN CASH	21,886	136,563

CASH AND CASH EQUIVALENTS AT JANUARY 1	339,900	201,500

CASH AND CASH EQUIVALENTS AT JUNE 30	$361,786	$338,063

See notes to consolidated financial statements.

AIRBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

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

NOTE B—ACCOUNTS RECEIVABLE:

Trade accounts receivable exclude amounts sold under the Company’s accounts receivable securitization facility. As of June 30, 2003 and December 31, 2002, the Company had $200.0 million of outstanding accounts receivable securitized, respectively.

NOTE C—LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Convertible senior notes, 5.75%, due April 2007	$150,000	$150,000
Senior notes, 7.35%, due September 2005	100,000	100,000
Aircraft loan	55,389	57,558
Refunding revenue bonds, effective rate of 1.00% as of June 30, 2003, due June 2011	13,200	13,200
Other	6,374	6,792

Total long-term debt	324,963	327,550
Capital lease obligations	56,951	52,913

Total long-term obligations	381,914	380,463
Less current portion	(11,929)	(10,372)

Total long-term obligations, net	$369,985	$370,091

As of June 30, 2003, the Company had a revolving bank credit agreement that provided for a total commitment of $200 million. This agreement was amended in April 2003 and expires in June 2004. The amendment reduced the total facility to $200 million from $275 million and revised most of the financial covenants. The agreement is collateralized by a substantial majority of the Company’s non-cash assets and contains restrictions that reduce the amount of available borrowing capacity by the amount of outstanding letters of credit and by an amount based on the level of eligible collateral. Capacity under the agreement is dependent on a borrowing base determined by the amount of eligible collateral. As of June 30, 2003, the borrowing base supported approximately $58 million of outstanding letters of credit. In July 2003, the Company pledged cash of $43 million in support of its remaining outstanding letters of credit. The Company has the ability to increase the borrowing base by pledging additional eligible collateral, although it has no plans to pledge additional collateral at this time. As of June 30, 2003, no capacity exists under the agreement for general borrowing purposes. The assets pledged also sufficiently collateralize the Company’s $100 million, 7.35% senior notes. The Company was in compliance with all restrictive covenants as of June 30, 2003.

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

Weighted average shares outstanding used in earnings per share computations were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
NET EARNINGS (LOSS)	$3,753	$457	$(1,835)	$5,725

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic weighted average shares outstanding	48,737	48,357	48,591	48,305
Stock options	649	625	—	480

Diluted weighted average shares outstanding	49,386	48,982	48,591	48,785

EARNINGS (LOSS) PER SHARE:
Basic	$0.08	$0.01	$(0.04)	$0.12
Diluted	$0.08	$0.01	$(0.04)	$0.12

The above calculations of earnings (loss) per diluted share for the three months ended June 30, 2003 and 2002 exclude 1,140,407 and 1,279,144, respectively, of common shares issuable under stock option plans because the options’ exercise price was greater than the average market price of the common shares, or the common stock equivalents were anti-dilutive. Similarly, shares excluded for the six months ended June 30, 2003 and 2002 were 1,886,780 and 2,056,836, respectively. Additionally, the 6,413,985 common shares issuable upon conversion of the Company’s convertible senior notes were excluded from earnings per diluted share calculations because they were anti-dilutive for the three and six months ended June 30, 2003 and 2002.

NOTE E—STOCK-BASED EMPLOYEE COMPENSATION

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25 in accounting for its stock option plans. No stock-based employee compensation expense was recorded in 2003 or 2002. Had stock-based employee compensation been measured under the fair value provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per basic and diluted share for the three and six-month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings (loss) as reported	$3,753	$457	$(1,835)	$5,725
Deduct: stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,005)	(1,034)	(1,998)	(2,033)

Pro forma	$2,748	$(577)	$(3,833)	$3,692

Net earnings (loss) per basic and diluted share:
As reported	$0.08	$0.01	$(0.04)	$0.12
Pro forma	$0.06	$(0.01)	$(0.08)	$0.08

NOTE F—SEGMENT INFORMATION

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

The following is a summary of key segment information (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
SEGMENT REVENUES:
Domestic	$743,421	$721,385	$1,487,816	$1,435,524
International	83,659	90,538	164,134	166,991

	$827,080	$811,923	$1,651,950	$1,602,515

SEGMENT EARNINGS FROM OPERATIONS:
Domestic	$12,539	$9,496	$12,116	$26,428
International	(155)	(361)	(1,887)	(2,100)

	$12,384	$9,135	$10,229	$24,328

NOTE G—OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions and tax effects for the three and six-month periods ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2003
Unrealized securities gains arising during the period	$1,119	$(431)	$688	$933	$(359)	$574
Unrealized interest rate swap (loss) gain	(366)	141	(225)	75	(28)	47
Less: Reclassification adjustment for gain realized in net earnings	(450)	173	(277)	(896)	345	(551)

Net unrealized interest rate swap loss	(816)	314	(502)	(821)	317	(504)
Foreign currency translation adjustments	(57)	22	(35)	272	(105)	167
Fuel hedge option gain	285	(109)	176	261	(100)	161

Other comprehensive income	$531	$(204)	$327	$645	$(247)	$398

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2002
Unrealized securities (losses) gains arising during the period	$(487)	$188	$(299)	$192	$(74)	$118
Less: Reclassification adjustment for gains realized in net earnings	—	—	—	(1,656)	638	(1,018)

Net securities losses	(487)	188	(299)	(1,464)	564	(900)
Unrealized interest rate swap loss	(2,474)	952	(1,522)	(2,202)	847	(1,355)
Less: Reclassification adjustment for loss realized in net earnings	403	(155)	248	788	(303)	485

Net unrealized and realized interest rate swap loss	(2,071)	797	(1,274)	(1,414)	544	(870)
Foreign currency translation adjustments	386	(149)	237	130	(50)	80
Additional minimum pension liabilities	—	—	—	(1,729)	665	(1,064)

Other comprehensive income	$(2,172)	$836	$(1,336)	$(4,477)	$1,723	$(2,754)

NOTE H—MERGER WITH DHL

On March 25, 2003, the Company entered into a definitive merger agreement with DHL Worldwide Express B.V. (DHL) and Atlantis Acquisition Corporation, a wholly-owned indirect subsidiary of DHL (Atlantis). Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained by ABX Air, Inc. (ABX) (Airborne’s wholly-owned subsidiary that provides domestic air express cargo service), (2) DHL will acquire the ground operations (including all operations currently conducted by Airborne Express, Inc., including its book of business, customer service, express and deferred services and products, and pick up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of common stock of ABX. Upon closing of the transaction, Airborne will operate as a wholly-owned indirect subsidiary of DHL, and ABX will become an independent public company wholly-owned by Airborne’s former shareholders (although under certain circumstances, in accordance with the merger agreement, DHL could purchase all of Airborne’s operations and Airborne shareholders would receive alternative consideration of $21.65 per share in cash). A definitive proxy statement regarding the proposed transaction was filed with the SEC on July 11, 2003 and a shareholder vote on the merger is scheduled for August 14, 2003 at our Annual Meeting of Shareholders. The waiting period under the Hart-Scott-Rodino Antitrust Improvement Act has expired. The Company anticipates the transaction to be completed in the third quarter of 2003.

The separation will affect ABX’s organizational documents in a number of ways including an amendment and restatement of its certificate of incorporation and bylaws. These changes include the addition of supermajority voting provisions and the implementation of a rights plan that among other factors may tend to increase the likelihood, as desired by DHL in its negotiations with the Company, that ABX will be an independent company. This desire reflects DHL’s anticipated dependence on ABX for a substantial amount of lift and sort capacity in the United States. Airborne believes that the substantial cash premium offered by DHL in the Merger was in part dependent upon meeting DHL’s desires for ABX independence in this regard.

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

Upon the separation of ABX from Airborne, ABX will be required to perform a cash flow recoverability test to determine the existence of a potential impairment as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under provisions of this statement, assuming an impairment charge is identified through this test, a company is required to record an impairment charge for the excess of the carrying amount of the long-lived asset group over its fair value. The Company expects, given the cash flows to be derived from the ACMI agreement coupled with the decline in market values for used aircraft and related equipment, that ABX will incur a significant impairment charge as a result of the separation. The Company estimates the charge and related reductions to historical property and equipment, spare parts inventories and other asset balances would have been $611,000,000 as of June 30, 2003, had the separation occurred as of that date. The charge ultimately recorded will depend on a number of factors that could occur before the separation date, including but not limited to, changes in the fair values of used aircraft and related equipment.

NOTE I—FEDERAL LEGISLATION COMPENSATION

The Company recorded a charge in the first quarter of 2003 of $650,000 related to its filing in March 2003 with the Department of Transportation regarding the computation of compensation due to the Company under the Air Transportation Safety and System Stabilization Act. This charge reflects the difference between the total amounts received and amounts previously estimated and recorded in 2001.

NOTE J—NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in our annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to follow the provisions of APB Opinion No. 25 in accounting for our stock option plans until such time as new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on the Company’s financial position or results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company enters into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on the Company’s financial position or results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the second interim period beginning after June 15, 2003. Implementation of this statement is not anticipated to have a significant impact on the Company’s financial position or results of operations or cash flows.

NOTE K—SUPPLEMENTAL GUARANTOR INFORMATION—SENIOR NOTES

In connection with the issuance of $100,000,000 of 7.35% Senior Notes (Notes) by Airborne Express, Inc. (AEI), certain subsidiaries (collectively, “Guarantors”) of the Company have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are ABX Air, Inc. (“ABX”) and Sky Courier, Inc. (“SKY”), which are wholly-owned subsidiaries of the Company, and Airborne FTZ, Inc. (“FTZ”) and Wilmington Air Park, Inc. (“WAP”), which are wholly-owned by subsidiaries of ABX.

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

Revenues and net earnings recorded by ABX, FTZ and WAP are controlled by the Company and AEI and are based on various discretionary factors. Further, certain costs incurred by AEI in performing various corporate functions on behalf of these and other guarantor and non-guarantor entities have not been allocated for purposes of presenting the financial information below. These unallocated costs include certain interest and insurance costs, and administrative costs incurred for technology support, employee benefits, treasury, accounting and cash management functions. Additionally, liabilities for pensions, employee healthcare, among other liabilities and certain assets, including deferred income tax assets have also not been allocated. As a result of the above, the financial information is not necessarily indicative of the results of operations or financial condition of these entities if they were to be reported on a standalone basis.

Intercompany advances and liabilities, which carry no repayment terms, represent net amounts due between the various entities and which result from the basis of accounting described above. Investment balances and revenues between Guarantors have been eliminated for purposes of presenting the financial information below. The company provides its subsidiaries with a majority of the cash necessary to fund operating and capital expenditure requirements which are also reflected in the intercompany balance referred to above.

The Company’s revolving bank credit agreement imposes certain restrictions on loans made by the Company, AEI and ABX to certain non-guarantor subsidiaries. Loans to these subsidiaries must be approved by the agent for such credit agreement to the extent that these loans, together with certain other non-permitted investments, exceed $20.0 million.

Further, the agreement governing the Company’s accounts receivable securitization facility prohibits Airborne Credit, Inc. (“ACI”), the subsidiary of the Company that sells accounts receivable under that facility, from making any loans. The agreement generally allows ACI to pay dividends to the Company, so long as ACI maintains minimum net worth levels ($22.2 million as of June 30, 2003).

Except as described above, there are no contractual restrictions on the ability of the Company, AEI or any of the Guarantors to borrow money or receive dividends from any of their respective subsidiaries, or on the ability of such subsidiaries to make loans or pay dividends to their respective parents.

The following are consolidated condensed statements of operations of the Company for the three and six-month periods ended June 30, 2003 and 2002, the consolidated condensed balance sheets of the Company as of June 30, 2003 and December 31, 2002, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002:

Statement of Operations Information:

	Three months ended June 30, 2003					Six months ended June 30, 2003
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)					(in thousands)
Revenues	$815,796	$—	$11,284	$—	$827,080	$1,628,394	$—	$23,556	$—	$1,651,950
Operating expenses:
Transportation purchased	503,861	—	(237,907)	—	265,954	1,005,229	—	(473,739)	—	531,490
Station and ground operations	231,311	—	44,607	—	275,918	461,387	—	94,019	—	555,406
Flight operations and maintenance	(156)	—	133,793	(578)	133,059	(53)	—	276,407	(1,152)	275,202
General and administrative	52,724	266	20,612	46	73,648	105,423	788	40,342	87	146,640
Sales and marketing	21,354	—	168	—	21,522	42,961	—	335	—	43,296
Depreciation and amortization	10,736	—	33,781	78	44,595	21,034	—	67,847	156	89,037
Federal legislation compensation	—	—	—	—	—	650	—	—	—	650

	819,830	266	(4,946)	(454)	814,696	1,636,631	788	5,211	(909)	1,641,721

Earnings (loss) from operations	(4,034)	(266)	16,230	454	12,384	(8,237)	(788)	18,345	909	10,229
Other income (expense):
Interest income	1,171	—	—	—	1,171	2,267	—	—	—	2,267
Interest expense	(5,023)	—	(1,734)	—	(6,757)	(10,451)	—	(3,485)	—	(13,936)
Discount on sales of receivables	(720)	—	(1)	(298)	(1,019)	(1,495)	—	—	(583)	(2,078)
Other	422	—	—	—	422	358	—	—	—	358

Earnings (loss) before income taxes	(8,184)	(266)	14,495	156	6,201	(17,558)	(788)	14,860	326	(3,160)
Income tax (expense) benefit	2,724	93	(5,211)	(54)	(2,448)	6,614	276	(5,451)	(114)	1,325

Net earnings (loss)	$(5,460)	$(173)	$9,284	$102	$3,753	$(10,944)	$(512)	$9,409	$212	$(1,835)

Statement of Operations Information:

	Three months ended June 30, 2002					Six months ended June 30, 2002
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)					(in thousands)
Revenues	$798,322	$—	$13,601	$—	$811,923	$1,571,363	$—	$31,152	$—	$1,602,515
Operating expenses:
Transportation purchased	480,542	—	(213,174)	—	267,368	949,614	—	(433,215)	—	516,399
Station and ground operations	224,816	—	41,141	—	265,957	448,298	—	81,778	—	530,076
Flight operations and maintenance	(869)	—	133,989	(589)	132,531	(1,324)	—	260,424	(1,203)	257,897
General and administrative	50,047	518	16,103	41	66,709	94,836	789	36,491	79	132,195
Sales and marketing	23,261	—	231	—	23,492	45,337	—	431	—	45,768
Depreciation and amortization	10,926	—	35,723	82	46,731	22,739	—	72,948	165	95,852

	788,723	518	14,013	(466)	802,788	1,559,500	789	18,857	(959)	1,578,187

Earnings (loss) from operations	9,599	(518)	(412)	466	9,135	11,863	(789)	12,295	959	24,328
Other income (expense):
Interest income	1,506	—	—	—	1,506	2,314	—	—	—	2,314
Interest expense	(7,391)	175	(1,775)	—	(8,991)	(12,954)	—	(3,716)	—	(16,670)
Discount on sales of receivables	(1,001)	—	(1)	117	(885)	(1,966)	—	(1)	(223)	(2,190)
Other	407	—	—	—	407	2,303	—	—	—	2,303

Earnings (loss) before income taxes	3,120	(343)	(2,188)	583	1,172	1,560	(789)	8,578	736	10,085
Income tax (expense) benefit	(1,078)	120	791	(548)	(715)	(912)	276	(3,467)	(257)	(4,360)

Net earnings (loss)	$2,042	$(223)	$(1,397)	$35	$457	$648	$(513)	$5,111	$479	$5,725

Balance Sheet Information:

June 30, 2003	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$356,297	$—	$109	$5,380	$—	$361,786
Restricted cash	61,570	—	—	—		61,570
Accounts receivable, net of allowance	33,319	—	5,604	101,538	—	140,461
Spare parts and fuel inventory	—	—	33,803	3,775	—	37,578
Refundable income taxes	322	—	—	—	—	322
Deferred income tax assets	39,517	—	—	—	—	39,517
Prepaid expenses and other	23,146	—	12,438	185	—	35,769

Total current assets	514,171	—	51,954	110,878	—	677,003

Property and equipment, net	86,510	—	1,073,474	3,843	—	1,163,827
Intercompany advances	(73,930)	231,929	72,638	110,209	(340,846)	—
Equipment deposits and other assets	30,763	225,013	8,260	10	(215,112)	48,934

Total assets	$557,514	$456,942	$1,206,326	$224,940	$(555,958)	$1,889,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,336	$—	$40,519	$1,315	$(52)	$144,118
Salaries, wages and related taxes	53,293	—	37,898	—	—	91,191
Accrued expenses	142,360	2,180	4,814	728	—	150,082
Income taxes payable	1,667	—	—	—	—	1,667
Current portion of long-term obligations	4,583	—	7,346	—	—	11,929

Total current liabilities	304,239	2,180	90,577	2,043	(52)	398,987

Long-term obligations	116,654	150,000	103,331	—	—	369,985
Intercompany liabilities	—	—	340,794	—	(340,794)	—
Deferred income tax liabilities	(14,160)	—	160,760	624	—	147,224
Postretirement liabilities	48,828	—	19,441	—	—	68,269
Other liabilities	65,787	—	—	—	—	65,787
Shareholders’ equity:
Common stock	1	52,027	(9)	120	(112)	52,027
Additional paid-in capital	—	314,109	(753)	215,753	(215,000)	314,109
Retained earnings	44,626	(1,525)	492,185	6,400	—	541,686
Accumulated other comprehensive income	(8,461)	—	—	—	—	(8,461)
Treasury stock	—	(59,849)	—	—	—	(59,849)

Total shareholders’ equity	36,166	304,762	491,423	222,273	(215,112)	839,512

Total liabilities and shareholders’ equity	$557,514	$456,942	$1,206,326	$224,940	$(555,958)	$1,889,764

Balance Sheet Information:

December 31, 2002	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$338,517	$—	$73	$1,310	$—	$339,900
Restricted cash	36,333	—	—	—	—	36,333
Accounts receivable, net of allowance	31,314	—	8,314	130,252		169,880
Spare parts and fuel inventory	—	—	33,600	2,623	—	36,223
Refundable income taxes	627	—	—	—	—	627
Deferred income tax assets	32,444	—	—	—	—	32,444
Prepaid expenses and other	16,494	—	14,647	263	—	31,404

Total current assets	455,729	—	56,634	134,448	—	646,811
Property and equipment, net	92,401	—	1,085,093	3,936	—	1,181,430
Intercompany advances	—	230,137	34,818	89,498	(354,453)	—
Equipment deposits and other assets	31,565	225,532	8,850	10	(215,112)	50,845

Total assets	$579,695	$455,669	$1,185,395	$227,892	$(569,565)	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,826	$—	$50,934	$3,045	$(33)	$160,772
Salaries, wages and related taxes	57,507	—	37,074	—	—	94,581
Accrued expenses	123,972	2,181	5,678	913	—	132,744
Income taxes payable	4,912	—	—	—	—	4,912
Current portion of long-term obligations	3,306	—	7,066	—	—	10,372

Total current liabilities	296,523	2,181	100,752	3,958	(33)	403,381

Long-term obligations	113,014	150,000	107,077	—	—	370,091
Intercompany liabilities	39,652	—	314,768	—	(354,420)	—
Deferred income tax liabilities	(4,183)	—	149,972	532	—	146,321
Postretirement liabilities	27,567	—	32,153	—	—	59,720
Other liabilities	60,410	—	—	—	—	60,410

Shareholders’ equity:
Common stock	1	51,658	(9)	120	(112)	51,658
Additional paid-in capital	—	308,813	(753)	215,753	(215,000)	308,813
Retained earnings	55,570	2,875	481,435	7,529	—	547,409
Accumulated other comprehensive income	(8,859)	—	—	—	—	(8,859)
Treasury stock	—	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	46,712	303,488	480,673	223,402	(215,112)	839,163

Total liabilities and shareholders’ equity	$579,695	$455,669	$1,185,395	$227,892	$(569,565)	$1,879,086

Statement of Cash Flows Information:

	Six months ended June 30, 2003
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(10,944)	$(512)	$9,409	$212	$(1,835)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cash provided by operating activities	51,416	(3,647)	61,176	271	109,216
Change in current assets and liabilities	(11,574)	(1,515)	(10,856)	3,650	(20,295)

Net cash provided (used) by operating activities	28,898	(5,674)	59,729	4,133	87,086
INVESTING ACTIVITIES:
Net cash used by investing activities	(5,394)	—	(56,227)	(63)	(61,684)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(5,723)	5,674	(3,467)	—	(3,516)

Net increase (decrease) in cash	17,781	—	35	4,070	21,886
Cash and cash equivalents at January 1	338,516	—	74	1,310	339,900

Cash and cash equivalents at June 30	$356,297	$—	$109	$5,380	$361,786

	Six months ended June 30, 2002
	Airborne Express, Inc.	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$648	$(513)	$5,111	$479	$5,725
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cash provided by operating activities	68,725	(109,368)	66,526	100,421	126,304
Change in current assets and liabilities	92,244	(43,962)	(16,272)	(109,154)	(77,144)

Net cash provided (used) by operating activities	161,617	(153,843)	55,365	(8,254)	54,885
INVESTING ACTIVITIES:
Net cash used by investing activities	(6,721)	—	(52,701)	—	(59,422)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	(9,578)	153,843	(3,165)	—	141,100

Net increase (decrease) in cash	145,318	—	(501)	(8,254)	136,563
Cash and cash equivalents at January 1	191,629	—	607	9,264	201,500

Cash and cash equivalents at June 30	$336,947	$—	$106	$1,010	$338,063

NOTE L—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

In connection with the issuance of $150 million of 5.75% Convertible Senior Notes due April 2007 (“Notes”), the Company and certain subsidiaries (collectively, “Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations to pay principal, premium, if any, and interest with respect to the Notes. The Guarantors are AEI, ABX, SKY, WAP, FTZ, Aviation Fuel, Inc. (“AFI”) and Sound Suppression, Inc. (“SSI”). AFI purchases and sells aviation and other fuels. SSI retrofits company aircraft with hush kits to meet noise regulations. A description of the operating activities of the other guarantors and their relationship to the Company is contained in Note K. Note K also contains a description of the intercompany loan and dividend restrictions that apply to the Company and its subsidiaries.

The following are consolidating condensed statements of operations of the Company for the three and six-month periods ended June 30, 2003 and 2002, the consolidated balance sheets of the Company as of June 30, 2003 and December 31, 2002, and the consolidating condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002:

Statement of Operations Information:

	Three months ended June 30, 2003				Six months ended June 30, 2003
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)				(in thousands)
Revenues	$—	$827,080	$—	$827,080	$—	$1,651,950	$—	$1,651,950
Operating expenses:
Transportation purchased	—	265,954	—	265,954	—	531,490	—	531,490
Station and ground operations	—	275,918	—	275,918	—	555,406	—	555,406
Flight operations and maintenance	—	133,059	—	133,059	—	275,202	—	275,202
General and administrative	266	73,382	—	73,648	788	145,852	—	146,640
Sales and marketing	—	21,522	—	21,522	—	43,296	—	43,296
Depreciation and amortization	—	44,595	—	44,595	—	89,037	—	89,037
Federal legislation compensation	—	—	—	—	—	650	—	650

	266	814,430	—	814,696	788	1,640,933	—	1,641,721

Earnings (Loss) from operations	(266)	12,650	—	12,384	(788)	11,017	—	10,229
Other income (expense):
Interest income	—	1,171	—	1,171	—	2,267	—	2,267
Interest expense	—	(6,757)	—	(6,757)	—	(13,936)	—	(13,936)
Discount on sales of receivables	—	(721)	(298)	(1,019)	—	(1,495)	(583)	(2,078)
Other	—	422	—	422	—	358	—	358

Earnings (loss) before income taxes	(266)	6,765	(298)	6,201	(788)	(1,789)	(583)	(3,160)
Income tax (expense) benefit	93	(2,645)	104	(2,448)	276	845	204	1,325

Net earnings (loss)	$(173)	$4,120	$(194)	$3,753	$(512)	$(944)	$(379)	$(1,835)

	Three months ended June 30, 2002				Six months ended June 30, 2002
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
	(in thousands)				(in thousands)
Revenues	$—	$811,923	$—	$811,923	$—	$1,602,515	$—	$1,602,515
Operating expenses:
Transportation purchased	—	267,368	—	267,368	—	516,399	—	516,399
Station and ground operations	—	265,957	—	265,957	—	530,076	—	530,076
Flight operations and maintenance	—	132,531	—	132,531	—	257,897	—	257,897
General and administrative	518	66,191	—	66,709	789	131,406	—	132,195
Sales and marketing	—	23,492	—	23,492	—	45,768	—	45,768
Depreciation and amortization	—	46,731	—	46,731	—	95,852	—	95,852

	518	802,270	—	802,788	789	1,577,398	—	1,578,187

Earnings (loss) from operations	(518)	9,653	—	9,135	(789)	25,117	—	24,328
Other income (expense):
Interest income	—	1,506	—	1,506	—	2,314	—	2,314
Interest expense	175	(9,166)	—	(8,991)	—	(16,670)	—	(16,670)
Discount on sales of receivables	—	(1,002)	117	(885)	—	(1,967)	(223)	(2,190)
Other	—	407	—	407	—	2,303	—	2,303

Earnings (loss) before income taxes	(343)	1,398	117	1,172	(789)	11,097	(223)	10,085
Income tax (expense) benefit	120	(794)	(41)	(715)	276	(4,714)	78	(4,360)

Net earnings (loss)	$(223)	$604	$76	$457	$(513)	$6,383	$(145)	$5,725

Balance Sheet Information:

June 30, 2003	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$356,329	$5,457	$—	$361,786
Restricted cash	—	61,570	—	—	61,570
Accounts receivable, net of allowance	—	38,938	101,523	—	140,461
Spare parts and fuel inventory	—	37,578	—	—	37,578
Refundable income taxes	—	322	—	—	322
Deferred income tax assets	—	39,517	—	—	39,517
Prepaid expenses and other	—	35,636	133	—	35,769

Total current assets	—	569,890	107,113	—	677,003
Property and equipment, net	—	1,163,827	—	—	1,163,827
Intercompany advances	231,929	(480)	109,397	(340,846)	—
Equipment deposits and other assets	225,013	39,033	—	(215,112)	48,934

Total assets	$456,942	$1,772,270	$216,510	$(555,958)	$1,889,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$144,170	$—	$(52)	$144,118
Salaries, wages and related taxes	—	91,191	—	—	91,191
Accrued expenses	2,180	147,370	532	—	150,082
Income taxes payable	—	1,667	—	—	1,667
Current portion of long-term obligations	—	11,929	—	—	11,929

Total current liabilities	2,180	396,327	532	(52)	398,987

Long-term obligations	150,000	219,985	—	—	369,985
Intercompany liabilities	—	340,794	—	(340,794)	—
Deferred income tax liabilities	—	147,224	—	—	147,224
Postretirement liabilities	—	68,269	—	—	68,269
Other liabilities	—	65,787	—	—	65,787
Shareholders’ equity:
Common stock	52,027	102	10	(112)	52,027
Additional paid-in capital	314,109	—	215,000	(215,000)	314,109
Retained earnings	(1,525)	542,243	968	—	541,686
Accumulated other comprehensive income	—	(8,461)	—	—	(8,461)
Treasury stock	(59,849)	—	—	—	(59,849)

Total shareholders’ equity	304,762	533,884	215,978	(215,112)	839,512

Total liabilities and shareholders’ equity	$456,942	$1,772,270	$216,510	$(555,958)	$1,889,764

Balance Sheet Information:

December 31, 2002	Airborne, Inc.	Guarantors	Non- guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$338,550	$1,350	$—	$339,900
Restricted cash		36,333	—	—	36,333
Accounts receivable, net of allowance	—	39,655	130,225	—	169,880
Spare parts and fuel inventory	—	36,223	—	—	36,223
Refundable income taxes	—	627	—	—	627
Deferred income tax assets	—	32,444	—	—	32,444
Prepaid expenses and other	—	31,176	228	—	31,404

Total current assets	—	515,008	131,803	—	646,811
Property and equipment, net	—	1,181,430	—	—	1,181,430
Intercompany advances	230,137	(500)	85,164	(314,801)	—
Equipment deposits and other assets	225,532	40,425	—	(215,112)	50,845

Total assets	$455,669	$1,736,363	$216,967	$(529,913)	$1,879,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$160,805	$—	$(33)	$160,772
Salaries, wages and related taxes	—	94,581	—	—	94,581
Accrued expenses	2,181	129,953	610	—	132,744
Income taxes payable	—	4,912	—	—	4,912
Current portion of long-term obligations	—	10,372	—	—	10,372

Total current liabilities	2,181	400,623	610	(33)	403,381

Long-term obligations	150,000	220,091	—	—	370,091
Intercompany liabilities	—	314,768	—	(314,768)	—
Deferred income tax liabilities	—	146,321	—	—	146,321
Postretirement liabilities	—	59,720	—	—	59,720
Other liabilities	—	60,410	—	—	60,410
Shareholders’ equity:
Common stock	51,658	102	10	(112)	51,658
Additional paid-in capital	308,813	—	215,000	(215,000)	308,813
Retained earnings	2,875	543,187	1,347	—	547,409
Accumulated other comprehensive income	—	(8,859)	—	—	(8,859)
Treasury stock	(59,858)	—	—	—	(59,858)

Total shareholders’ equity	303,488	534,430	216,357	(215,112)	839,163

Total liabilities and shareholders’ equity	$455,669	$1,736,363	$216,967	$(529,913)	$1,879,086

Statement of Cash Flows information:

	Six months ended June 30, 2003
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
		(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(512)	$(944)	$(379)	$(1,835)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cash provided by operating activities	(3,647)	113,067	(204)	109,216
Change in current assets and liabilities	(1,515)	(23,470)	4,690	(20,295)

Net cash provided (used) by operating activities	(5,674)	88,653	4,107	87,086
INVESTING ACTIVITIES:
Net cash used by investing activities	—	(61,684)	—	(61,684)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	5,674	(9,190)	—	(3,516)

Net increase in cash	—	17,779	4,107	21,886
Cash and cash equivalents at January 1	—	338,550	1,350	339,900

Cash and cash equivalents at June 30	$—	$356,329	$5,457	$361,786

	Six months ended June 30, 2002
	Airborne, Inc.	Guarantors	Non- guarantors	Consolidated
		(in thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(513)	$6,383	$(145)	$5,725
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cash provided by operating activities	(109,367)	135,749	99,922	126,304
Change in current assets and liabilities	(43,962)	75,350	(108,532)	(77,144)

Net cash provided (used) by operating activities	(153,842)	217,482	(8,755)	54,885
INVESTING ACTIVITIES:
Net cash used by investing activities	—	(59,422)	—	(59,422)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	153,842	(12,742)	—	141,100

Net increase (decrease) in cash	—	145,318	(8,755)	136,563
Cash and cash equivalents at January 1	—	191,664	9,836	201,500

Cash and cash equivalents at June 30	$—	$336,982	$1,081	$338,063

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We had net earnings in the second quarter of 2003 of $3.8 million, or $.08 per diluted share, compared to net earnings of $.5 million or $.01 per share in the second quarter of 2002. The improved operating performance in the second quarter resulted from increased domestic shipment volumes and operating cost efficiencies. The results were achieved despite continued weak core air express shipment volumes and higher operating expenses for fuel, pension and employee healthcare, and expenses associated with our announced merger with DHL. The results for the second quarter of 2002 included a non-recurring restructuring charge of $2.3 million, or $.03 per share after tax.

We reported a net loss for the first half of 2003 of $1.8 million, or $.04 per diluted share, compared to net earnings of $5.7 million or $.12 per share in the first half of 2002. The first half of 2002 included the previously mentioned restructuring charge of $.03 per share and a non-recurring securities gain of $1.7 million or $.02 per share after tax.

The results for the first half of 2003 include a non-recurring charge of $650,000, or $.01 per share after tax, related to the finalization of our filing with the Department of Transportation regarding the computation of compensation due the Company under the Air Transportation Safety and System Stabilization Act. This charge, recorded in the first quarter of 2003, reflects the difference between amounts we ultimately received under the Act, and amounts previously recorded in 2001.

The following table is an overview of our shipments, revenue and weight trends for the periods indicated:

	Three Months Ended June 30			Six Months Ended June 30
	2003	2002	Change	2003	2002	Change
Shipments (in thousands):
Domestic
Overnight	36,853	39,839	(7.5)%	74,164	79,756	(7.0)%
Next Afternoon Service	12,078	13,000	(7.1)%	24,258	26,185	(7.4)%
Second Day Service	16,061	17,440	(7.9)%	32,248	35,763	(9.8)%
Ground Delivery Service	15,306	8,826	73.4%	29,160	14,616	99.5%
Airborne@home	5,616	4,991	12.5%	12,110	10,857	11.5%

Total Domestic	85,914	84,096	2.2%	171,940	167,177	2.8%

International
Express	1,360	1,431	(5.0)%	2,678	2,761	(3.0)%
Freight	68	93	(26.9)%	137	180	(23.9)%

Total International	1,428	1,524	(6.3)%	2,815	2,941	(4.3)%

Total Shipments	87,342	85,620	2.0%	174,755	170,118	2.7%

Average Pounds per Shipment:
Domestic	5.12	4.72	8.5%	5.10	4.58	11.3%
International	53.96	59.19	(8.8)%	55.15	57.37	(3.9)%
Average Revenue per Pound:
Domestic	$1.66	$1.77	(6.2)%	$1.67	$1.83	(8.7)%
International	$1.08	$0.98	10.2%	$1.04	$0.97	7.2%
Average Revenue per Shipment:
Domestic	$8.64	$8.53	1.4%	$8.64	$8.54	1.1%
International	$58.58	$59.41	(1.4)%	$58.31	$56.78	2.7%

Total revenues increased 1.9% to $827.1 million in the second quarter of 2003 compared to revenues of $811.9 million in the second quarter of 2002. For the first half of 2003, total revenues increased 3.1% to $1.65 billion compared to $1.60 billion in the first half of 2002. Shipment volumes increased 2.0% to 87.3 million in the second quarter compared to 85.6 million in the same quarter a year ago. For the first half of 2003, shipment volumes were 174.8 million, an increase of 2.7% over the same period in 2002. There were the same number of operating days in the second quarter and first half of 2003 as were in the second quarter and first half of 2002.

Domestic revenues increased 3.1% to $743.4 million in the second quarter of 2003 compared to $721.4 million in the second quarter of 2002. Domestic revenues increased 3.6% in the first six months of 2003 to $1.49 billion compared to $1.44 billion in the same period a year ago. Domestic revenue per shipment of our core air express products has experienced improvement over the past year, increasing to $9.53 and $9.50 in the second quarter and first half of 2003, respectively, compared to $8.99 and $8.93 in the second quarter and first half of 2002. Core air express products include our Overnight, Next Afternoon (NAS) and Second Day (SDS) services. Average revenue per shipment for all products was $8.64 in the second quarter of 2003 compared to $8.53 in the second quarter of 2002. Average revenue per shipment was $8.64 for the first half of 2003 compared to $8.54 in the same period a year ago. The improvement in core air express product and average revenue per shipment are due to rate and fee actions we have taken and increased fuel surcharge rates. In addition to several new ancillary fees which we added in late 2002, in January 2003 we took fee and rate increases on most domestic and international services commensurate with increases announced by other major carriers.

Domestic revenues include fuel surcharge revenues that are used to help offset the historically high prices of fuel affecting our air and surface operations. We increased our fuel surcharges during the latter part of 2002 and through March of this year when the price of fuel increased significantly as a result of the conflicts in the Middle East. The fuel surcharge had been increased to 4.3% on core express products and 1.3% on deferred products by November 2002 from surcharges of 2.9% and 1%, respectively, which were in effect prior to the increase and for the majority of the first half of 2002. In early March 2003, the fuel surcharge was increased to 5.1% on core express products and 1.8% on deferred products and further increased to 5.5% and 2.0%, respectively, beginning early April 2003. As fuel prices abated somewhat after the Middle East war concluded, in early June 2003 we lowered the fuel surcharge to 4.5% on core express products and 1.8% on deferred products. We continue to monitor fuel cost trends and will make changes to the surcharges as warranted.

Domestic shipments increased 2.2% to 85.9 million in the second quarter of 2003 compared to 84.1 million in the second quarter of 2002. For the first six months of 2003, domestic shipments increased 2.8% to 171.9 million compared to 167.2 million in the first half of 2002. The shipment growth is due to expansion of our deferred Ground Delivery Service (GDS) and airborne@home products. GDS growth has been strong since its introduction in April 2001, producing 15.3 and 29.2 million shipments in the second quarter and first half of 2003, respectively, compared to 8.8 and 14.6 million shipments in the second quarter and first half of 2002. Having achieved a higher level of GDS volume, we are focused on achieving a more balanced approach of yield management and volume growth. GDS shipment volume averaged 239,000 shipments per day in the second quarter of 2003, exceeding our target of 230,000 shipments per day. Our airborne@home product increased 12.5% to 5.6 million shipments in the second quarter of 2003 compared to 5.0 million shipments in last year’s second quarter. This product averaged 88,000 shipments per day in the second quarter of 2003, which was below our target of 100,000 shipments per day due to a larger than expected decease in business from catalogue merchants. airborne@home shipments increased 11.5% to 12.1 million shipments in the first half of 2003 compared to 10.9 million shipments in the same period of 2002. The airborne@home service is intended to capture primarily business-to-consumer shipments from e-commerce and catalog fulfillment providers and utilizes an arrangement with the U.S. Postal Service to provide final delivery of the product.

Our core air express shipment volumes, which comprised 75.6% of our domestic shipment volumes in the second quarter of 2003, declined 7.5% to 65.0 million shipments compared to 70.3 million shipments in the second quarter of 2002. For the first six months of 2003, core air express shipment volumes declined 7.8% to 130.7 million compared to 141.7 million in 2002. We believe the decline is due to the difficult economic environment, which tends to see customers shift their business to lower yielding express and deferred services.

International revenues declined 7.6% in the second quarter of 2003 to $83.7 million compared to $90.5 million in the second quarter of 2003. International revenues for the first half of 2003 declined 1.7% to $164.1 million compared to $167.0 million in the same period in 2001. Total international shipments decreased 6.3% to 1.4 million shipments in this year’s second quarter compared to a decrease of 12.3% in the second quarter of 2002. Our lower-yielding, small package international express shipments declined 5.0% in the second quarter of 2003 and 3.0% in the first half of 2003 compared to the same periods of 2002. The higher-yielding, heavyweight international freight shipments declined 26.9% in the second quarter of 2003 and 23.9% for the first half of 2003 compared to the same periods a year ago. The international segment had a loss from operations of $.2 million in the second quarter of 2003 compared to a loss of $.4 million in the second quarter of 2002. The international segment loss was $1.9 million in the first half of 2003 compared to $2.1 million in the first half of 2002.

Operating expense per shipment decreased .5% to $9.33 in the second quarter of 2003 compared to $9.38 in the second quarter of 2002. Operating expense per shipment increased to $9.39 in the first six months of 2003 compared to $9.28 in same period in 2002 and $9.23 for the full year of 2002. While we continue to aggressively manage our costs and improve labor productivity, increases in fuel, employee healthcare and pension costs coupled with our merger-related costs and higher costs due to adverse weather experienced in the first quarter of 2003 resulted in higher costs measured on a per shipment basis in the first half of 2003 compared to the same period in 2002. The decline in operating cost per shipment in the second quarter of 2003 was primarily due to lower levels of higher cost international freight shipments, which resulted in lower international airline costs. Labor productivity, as measured by shipments handled per paid employee hour, improved 5.0% and 4.3% in the second quarter and first six months of 2003, respectively. This compares to improvements of 6.2% and 7.3% in the second quarter and first six months of 2002, respectively.

Transportation purchased as a percentage of revenues decreased to 32.2% in the second quarter of 2003 compared to 32.9% in the same period a year ago. For the first half of 2003, this category of expense comprised 32.2% of revenues, the same as in 2002. Total transportation purchased expense decreased .5% in the second quarter of 2003 compared to last year. For the first six months of 2003, transportation purchased expense increased 2.9% compared to the first six months of 2002. The decrease in total costs and costs as a percentage of revenues in the second quarter of 2003 was due primarily to lower international airline costs resulting from the decline in international freight shipment volumes. These declines were partially offset by incremental costs associated with higher GDS and airborne@home shipment volumes. Pickup and delivery costs paid to independent contractors and surface linehaul costs increased due to the higher volumes of these deferred service shipments.

Station and ground expense as a percentage of revenues was 33.4% in this year’s second quarter compared to 32.8% in the second quarter of 2002. For the first six months of 2003, this category of expense was 33.6% of revenues compared to 33.1% for the same period in 2002. Total station and ground expense increased 3.7% and 4.8% in the second quarter and first half of 2003, respectively, compared to the same periods in 2003. The cost increases in this category include additional wage and benefit costs and costs incurred to service deferred shipment growth. Additionally, the adverse winter weather in the first quarter of 2003, particularly in the Midwest and Northeast, had negative effects on shipment volumes and labor productivity and added an estimated $1.7 million to our facilities maintenance costs over levels incurred in the first quarter of 2002. Cost increases in this category were partially offset by improvements in labor productivity.

Flight operations and maintenance expense as a percentage of revenues was 16.1% in the second quarter of 2003 compared to 16.3% in the second quarter of 2002. For the first six months of 2003, this category of expense was 16.7% of revenues compared to 16.1% for the same period in 2002. These expenses increased .4% in the second quarter of 2003 and 6.7% for the first half of 2003 compared to the same periods a year ago due primarily to higher jet fuel prices and aircraft deicing costs. The average aviation fuel price per gallon was $.94 in the second quarter and $1.03 in the first half of 2003 compared to $.82 in the second quarter and $.76 for the first half of 2002. Fuel prices peaked at $1.21 per gallon in March 2003 due to the conflict in the Middle East. To mitigate potential exposure from extreme price increases in jet fuel, we have periodically entered into option contracts on heating oil to hedge portions of our projected jet fuel requirements. While no contracts were outstanding as of June 30, 2003, we were covered under contracts during the first six months of 2003 that would have mitigated exposure on most of our consumption if prices had risen above $1.26 per gallon. Aviation fuel consumption decreased 6.1% in the second quarter to 36.2 million gallons and decreased 5.5% for the first six months of 2003 compared to the same periods in 2002. The decrease in consumption was primarily due to the reduction and combination of certain flight segments and the placement of three 767 aircraft in service since the second quarter of 2002, which has allowed less fuel efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service. Flight operations and maintenance expense was negatively impacted by the adverse winter weather, which caused deicing costs, among other cost increases, to increase $1.7 million in the first quarter of 2003 compared to the first quarter of 2002. Aircraft maintenance expenses were 5.9% of revenues in the second quarter of 2003 compared to 6.0% in the second quarter of 2002. For the first half of 2003, aircraft maintenance expenses were 5.8% of revenues in comparison to 5.9% for the same period in 2002.

General and administrative expense as a percentage of revenues was 8.9% in the second quarter and first six months of 2003 compared to 8.2% in the second quarter and first six months of 2002. Total general and administrative costs increased 10.4% and 10.9% in the second quarter and first six months, respectively, compared to the same periods in 2002. Included in this category of expense in the second quarter and first half of 2003 were approximately $2.3 million and $8.3 million, respectively, for legal and professional expenses incurred due to our proposed merger with DHL. Also included in general and administrative expenses were increases of $2.8 million in the second quarter and $5.5 million in the first half of 2003 in pension expense associated with our Company-sponsored retirement plans. As expected, our defined benefit pension plan costs increased due to market-driven events, including historical returns on plan assets that were less than expected and lower discount rates applied to future pension obligations. These cost increases were partially offset by $2.6 million, recorded in the first quarter of 2003, from insurance recoveries related to the disruption of our New York operations after the events of September 11, 2001. In the second quarter of 2002, we incurred $2.3 million in non-recurring restructuring charges in connection with certain domestic and international operational realignments.

Sales and marketing expenses as a percentage of revenues decreased to 2.6% in the second quarter and first half of 2003 compared to 2.9% in the second quarter and first half of 2002. Lower packaging costs and wage expenses resulted in a decline in this category of expense in comparison to the second quarter and first half of 2002.

Employee healthcare costs increased $6.0 million in the first half of 2003 over levels incurred in the first half of 2002. The increase in costs is due to higher utilization of plan benefits and general healthcare industry cost trends. These costs are included in the station and ground, flight operations and maintenance, general and administrative and sales and marketing expense categories.

Depreciation and amortization expense totaled 5.4% of revenues in the second quarter and first half of 2003 in comparison to 5.8% and 6.0% in the second quarter and first half of 2002, respectively. Depreciation and amortization expense decreased 4.6% in the second quarter and 7.1% in the first half of 2003 compared to the same periods in 2002. The decline in depreciation and amortization expenses was due to relatively lower levels of capital expenditures made over the past several years coupled with the timing of certain aircraft assets becoming fully depreciated.

Interest income decreased to $1.2 million in the second quarter of 2003 compared to $1.5 million in the second quarter of 2002. For the first six months of 2003 and 2002, interest income was $2.3 million. The decrease in the second quarter of 2003 is due primarily to lower interest rates earned on cash equivalents.

Interest expense decreased in the second quarter of 2003 compared to the same period a year ago due to lower average interest rates and reduced levels of average borrowings outstanding coupled with higher levels of capitalized interest. Interest capitalized, primarily on the acquisition and modification of aircraft, during the second quarter and first half of 2003 was $.7 million and $1.0 million, respectively. Interest capitalized during the second quarter and first half of 2002 was $.4 million.

Discounts on the sales of receivables associated with recording the obligation to fund the purchaser’s costs under our accounts receivable securitization facility were $1.0 million and $2.1 million in the second quarter and first half of 2003 compared to $.9 million and $2.2 million in the second quarter and first half of 2002. The increase in cost in the second quarter of 2003 is due to higher levels of average receivables sold under the facility. Because of the sales recognition treatment associated with these securitization transactions, the cost is recorded separately from interest expense.

Included in other income in the first half of 2002 was a non-recurring gain of $1.7 million from the sale of an equity interest in one of our international agents.

Our effective tax expense rate of 39.5% in the second quarter of 2003 compares to a tax expense rate of 61.0% in the second quarter of 2002. The effective tax rate in the second quarter of 2002 was impacted by the relatively low levels of earnings and by nondeductible expenses. For the first six months of 2003, our effective tax benefit rate was 41.9% compared to a tax expense rate of 43.2% in the same period of 2002.

Merger with DHL

On March 25, 2003, we entered into a definitive merger agreement with DHL Worldwide Express B.V. (DHL) and Atlantis Acquisition Corporation, a wholly owned indirect subsidiary of DHL (Atlantis). Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained by ABX Air, Inc. (ABX) (our wholly-owned subsidiary that provides us with domestic air express cargo service), (2) DHL will acquire the ground operations (including all operations currently conducted by Airborne Express, Inc., including its book of business, customer service, express and deferred services and products, and pick up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of common stock of ABX. Upon closing of the transaction, Airborne will operate as an indirect wholly-owned subsidiary of DHL, and ABX will become an independent public company wholly-owned by Airborne’s former shareholders (although under certain circumstances, in accordance with the merger agreement, DHL could purchase all of Airborne’s operations and Airborne shareholders would receive alternative consideration of $21.65 per share in cash). A definitive proxy statement regarding the proposed transaction was filed with the SEC on July 11, 2003 and a shareholder vote on the merger is scheduled for August 14, 2003 at our Annual Meeting of Shareholders. The waiting period under the Hart-Scott-Rodino Antitrust Improvement Act has expired. We anticipate the transaction to be completed in the third quarter of 2003.

The separation will affect ABX’s organizational documents in a number of ways including an amendment and restatement of its certificate of incorporation and bylaws. These changes include the addition of supermajority voting provisions and the implementation of a rights plan that among other factors may tend to increase the likelihood, as desired by DHL in its negotiations with us, that ABX will be an independent company. This desire reflects DHL’s anticipated dependence on ABX for a substantial amount of lift and sort capacity in the United States. We believe that the substantial cash premium offered by DHL in the Merger was in part dependent upon meeting DHL’s desires for ABX independence in this regard.

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

Upon the separation of ABX from Airborne, ABX will be required to perform a cash flow recoverability test to determine the existence of a potential impairment as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under provisions of this statement, assuming an impairment charge is identified through this test, a company is required to record an impairment charge for the excess of the carrying amount of the long-lived asset group over its fair value. We expect, given the cash flows to be derived from the ACMI agreement coupled with the decline in market values for used aircraft and related equipment, that ABX will incur a significant impairment charge as a result of the separation. We estimate the charge and related reductions to historical property and equipment, spare parts inventories and other asset balances would have been $611 million as of June 30, 2003, had the separation occurred as of that date. The charge ultimately recorded will depend on a number of factors that could occur before the separation date, including but not limited to, changes in the fair values of used aircraft and related equipment.

Outlook

The performance of the U.S. and global economies will have an impact on our operating results for the balance of 2003 and beyond. While we expect 2003 will show overall shipment growth, these increases will come from our deferred products as we anticipate our core air express volumes will decline on a year-over-year basis, including declines in the third quarter of 2003. We are targeting 250,000 to 260,000 GDS shipments per day, and 75,000 to 85,000 airborne@home shipments per day in the third quarter.

We expect continued operating performance pressure in 2003 from higher operating costs, due in part to higher GDS shipment volumes, increased pension and employee healthcare costs, and higher fuel expenses. The levels of legal and professional expenses in 2003 are expected to remain higher than in 2002 due to ongoing work related to the DHL transaction. Fuel prices, while having abated some from the March 2003 level, will likely remain higher than levels experienced in the third quarter of 2002. While the increased fuel surcharge revenues should help mitigate the increase in fuel costs, it may be difficult to completely offset incremental fuel costs compared to last year.

On August 7, 2003, the Company and the International Brotherhood of Teamsters, which represents our flight crewmembers, reached a tentative agreement on a labor contract that extends through July 31, 2006. The agreement, which is subject to ratification by the pilots membership, amends a contract that became amendable on July 31, 2001. Provisions of the agreement include a contract-signing bonus, wage increases in each of the three years remaining under the contract and changes to scope and successorship language.

Financial Condition, Liquidity and Capital Resources

Our operating cash flow is a major source of liquidity. Cash provided by operating activities was $87.1 million in the first half of 2003 compared to $54.9 million in the first half of 2002. The increase in operating cash flow was due primarily to payments made in 2002 to reduce the amount of receivables outstanding under our securitization facility. Our operating cash flows in 2003 were negatively impacted by lower operating performance coupled with increases of $25.2 million in restricted cash. In September 2003, cash flows will be impacted by a planned contribution of $39.7 million to our Company-sponsored defined benefit pension plans. Cash and cash equivalents, including restricted cash were $423.4 million and $376.2 as of June 30, 2003 and December 31, 2002, respectively. Restricted cash amounts are restricted from general use and held in insurance trusts to support a portion of outstanding self-insured casualty liabilities, including workers’ compensation, automobile and general liability coverages. Restricted cash balances were $61.6 million and $36.3 million as of June 30, 2003 and December 31, 2002.

Capital expenditures and financing associated with those expenditures are significant factors that affect our financial condition. During the first half of 2003, capital expenditures, net of dispositions, were $61.9 million compared to $57.7 million in the first half of 2002. A significant portion of our capital expenditures relates to the acquisition and modification of aircraft and related flight equipment. In the first half of 2003, we took delivery of two 767 aircraft and plan on taking delivery of one additional 767 aircraft this year. Our level of capital spending for 2003 is anticipated to be $150 million, an increase over 2002 spending of $108.4 million. In addition to the three aircraft mentioned, we anticipate incurring other capital expenditures that maintain or enhance service. In addition to our capital expenditures, operating and capital leases of $9.4 million and $17.7 million were entered into in the first half of 2003 and 2002, respectively, to finance the acquisition of delivery vehicles and shipment scanning equipment.

In addition to our existing cash and cash equivalents, we had eligible receivables as of June 30, 2003 to support an additional $42.7 million of sales proceeds under our accounts receivable securitization facility. The facility is accounted for as a sale of assets, and accordingly, receivables sold and amounts outstanding under the facility are not reflected on the consolidated balance sheet. At June 30, 2003 and December 31, 2002 we had received $200 million in sales proceeds under the facility.

As of June 30, 2003 we had a revolving bank credit agreement that provided for a total commitment of $200 million. This agreement was amended in April 2003 and expires in June 2004. The amendment reduced the total facility to $200 million from $275 million and revised most of the financial covenants. The agreement is collateralized by a substantial majority of our assets and contains restrictions that reduce the amount of available borrowing capacity by the amount of outstanding letters of credit and by an amount based on the level of eligible collateral. Capacity under the agreement is dependent on a borrowing base determined by the amount of eligible collateral. As of June 30, 2003, the borrowing base supported approximately $58 million of outstanding letters of credit. In July 2003 we pledged cash of $43 million in support for our remaining outstanding letters of credit. We have the ability to increase the borrowing base by pledging additional eligible collateral, although we have no plans to pledge additional collateral at this time. As of June 30, 2003, no capacity exists under the agreement for general borrowing purposes. The assets pledged also sufficiently collateralize our $100 million, 7.35% senior notes. We were in compliance with all restrictive covenants as of June 30, 2003.

The Company’s quarterly dividend of $.04 per share will only be paid to shareholders if the merger with DHL closes on August 19 or thereafter.

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

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in the Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting polices and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative polices or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, postretirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when shipments are delivered to our customers. Pricing for our services, including ancillary fees and fuel surcharges, are based on fixed tariffs established with our customers.

For shipments picked up but not delivered, direct costs are deferred and recognized upon delivery. We estimate the amount of direct costs to be deferred utilizing recent shipment levels cost trends applied to the actual shipments in transit as of a particular reporting date.

Asset Valuation

We maintain an allowance on our accounts receivable balances for losses resulting from the inability of our customers to make required payments and by billing correction adjustments. This allowance is estimated based on historical credit losses and billing correction trends, and considers the current aging of outstanding accounts receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or billing correction trends were to negatively change, additional allowances may be required.

We continually evaluate the useful lives, salvage values and fair values of our property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of factors, such as a determination that excess capacity exists in our air or ground networks, or changes in regulations grounding the use of our aircraft. When an asset is considered impaired, the asset is adjusted to its fair value.

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

We have not recorded a valuation allowance to reduce our deferred tax assets, as we believe it is more likely than not that the deferred tax asset will be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in our annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We currently plan to follow the provisions of Accounting Principles Board (APB) Opinion No. 25 in accounting for our stock option plans until such time as new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments we enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments and characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

To mitigate potential exposure from extreme increases in fuel prices, we had entered into call option contracts on heating oil to hedge significant portions of our projected jet fuel requirements for the first six months of 2003. No payments were received under these contracts, which would have mitigated fuel price exposure on most of our consumption if prices had risen above $1.26 per gallon. These contracts had expired as of June 30, 2003 and we currently have no other contracts outstanding. We may enter into contracts in future periods depending on pricing and market conditions.

Other than discussed above, there have been no material changes in market risks from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the Company had carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b) Evaluation of Disclosure Controls and Procedures

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

Item 5.	Other Information

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Company’s independent accountants during the period covered by this report.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits –

EXHIBIT NO. 10	Material Contracts

10(a)	Employment Agreement Amendment dated April 11, 2003 between Airborne, Inc., Airborne Express, Inc. and Mr. Lanny H. Michael, Executive Vice President and Chief Financial Officer. A substantially identical agreement has been entered into with Mr. Carl D. Donaway, Chairman and Chief Executive Officer.

10(b)	Employment Agreement Amendment dated April 11, 2003 between Airborne, Inc., Airborne Express, Inc. and Mr. Bruce Grout, Senior Vice President, International. Substantially identical agreements have been entered into with three other executive officers.

10(c)	Employment Agreement Amendment dated April 11, 2003, between Airborne Inc., Airborne Express, Inc. and Mr. Robert T Christensen, Vice President, Controller. Substantially identical agreements have been entered with most of the Company’s remaining officers.

EXHIBIT NO. 12	Statements Regarding Computation of Ratios

12.1	Ratio of Earnings to Fixed Charges

EXHIBIT NO. 31

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO. 32

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K –

On April 3, 2003, the Company filed a Form 8-K that furnished certain agreements pursuant to the Company’s proposed merger with DHL Worldwide Express B.V. The filing also provided certain background information regarding the transaction in addition to announcing that the Company’s regular annual shareholders’ meeting had been postponed and its intent to combine its regular meeting with the shareholders’ meeting to approve the merger.

On April 30, 2003, the Company filed a Form 8-K to furnish certain press releases concerning its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AIRBORNE, INC.
(Registrant)

Date: 8/8/03	/s/ CARL D. DONAWAY
Carl D. Donaway Chairman and Chief Executive Officer

Date: 8/8/03	/s/ LANNY H. MICHAEL
Lanny H. Michael Executive Vice President and Chief Financial Officer

Date: 8/8/03	/s/ ROBERT T. CHRISTENSEN
Robert T. Christensen Chief Accounting Officer